Form 10QSB
period 2002-02-28
MACREPORT NET INC
filed 2002-04-15
CIK 1143994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[  x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                For the quarterly period ended February 28, 2002

                                       OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
            For the transition period from ___________to ____________

                        Commission File Number: 333-64244


                             THE MACREPORT.NET, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               11-3584538
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              200 Broadhollow Road
                                    Suite 207
                               Melville, NY 11747

          (Address, including zip code, of principal executive offices)

                                 (631) 393-5075
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes    X     No    __

(2)Yes    __    No    X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock, par value $0.0001, 15,845,000 shares as of February 28, 2002.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                February 28, 2002

                                      INDEX

                                  PART I - FINANCIAL INFORMATION

                                                                                                Page
   Item 1.

                           Unaudited Balance Sheet                                               3

                           Unaudited Statement of Operations                                     4

                           Unaudited Statement of Cash Flows                                     5

                           Unaudited Notes to Financial Statements                               6

   Item 2.                 Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   6


                                  PART II - OTHER INFORMATION

   Item 1.                 Legal Proceedings                                                     9

   Item 2.                 Changes in Securities and Use of Proceeds                             9

   Item 3.                 Defaults by the Company upon Its Senior Securities                    9

   Item 4.                 Submission of Matters to a Vote of Security Holders                   9

   Item 5.                 Other Information                                                     9

   Item 6.                 Exhibits and Reports on Form 8-K                                      9

                           Signatures                                                            10

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                            BALANCE SHEET - UNAUDITED
                                FEBRUARY 28, 2002

                                     ASSETS

CURRENT ASSETS

   Cash                                                                    $       239
   Prepaid expenses and other current assets                                     7,667
                                                                          ------------

         Total Current Assets                                              $     7,906

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation of $7,994                                                       42,776

OTHER ASSETS

   Security deposits                                                             5,845
                                                                          ------------

         TOTAL ASSETS                                                      $    56,527
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                                      $   193,727
Note payable                                                                   205,000
Deposits                                                                        32,825
Due to Shareholder                                                              38,805
                                                                          ------------
         Total Liabilities                                                     470,357


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.0001 par value,
     5,000,000 shares authorized,
     no shares issued or outstanding                                       $        -
   Common stock, $.0001 par value,
     25,000,000 shares authorized
     15,845,000 shares issued and outstanding                                    1,585
   Additional paid-in capital                                                  821,065
   Deficit Accumulated in the Development Stage                             (1,236,480)
                                                                          ------------
         Total Stockholders' Deficit                                          (413,830)
                                                                          ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    56,527
                                                                          ============

           See accompanying notes to unaudited financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                       STATEMENT OF OPERATIONS - UNAUDITED



                                                                               Three months ending           Inception to
                                                                           February 28,     February 28,     February 28,
                                                                              2002              2001             2002
                                                                           ------------     ------------     ------------
   Revenues                                                                $         -       $        -      $         -

   Cost of Revenues                                                                  -                -                -
                                                                           -----------       -----------     ------------

         Gross profit                                                                -                -

   Selling, general and administrative expenses                                184,126          128,222        1,043,154
                                                                           -----------       -----------     ------------

         Income(loss) before other income(expense)                            (184,126)        (128,222)      (1,043,154)
                                                                           -----------       -----------     ------------

   Other Income(Expense):
     Unrealized gain (loss) on non-marketable securities                             -           43,736                -
     Realized gain (loss) on sale of marketable securities                      (1,412)          17,009         (193,061)
     Interest income                                                                 -                -              190
                                                                           -----------       -----------     ------------
         Total other income (expense)                                           (1,412)          60,745         (192,871)
                                                                           -----------       -----------     ------------

         Income (loss) before income taxes                                    (185,538)         (67,477)      (1,236,025)

   Income taxes (benefit)                                                          455                -              455
                                                                           -----------       -----------     ------------


         Net Income (loss)                                                 $  (185,993)      $  (67,477)     $(1,236,480)
                                                                           ===========       ==========      ============



Basic and Diluted Loss Per Share                                           $     (0.01)      $   (0.005)
                                                                           ===========       ==========

Weighted Average Number of Shares Outstanding                               15,845,000       15,000,000
                                                                           ===========       ==========



            See accompanying notes to unaudited financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                      STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                               Three months ending           Inception to
                                                                           February 28,     February 28,     February 28,
                                                                                2002            2001            2002
                                                                           ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $ (185,993)       $ (67,477)    $ (1,236,480)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                               2,665                0            7,994
     Unrealized (gain) loss in non-marketable securities                             0          (43,736)               0
   Changes in assets and liabilities (Increase) Decrease in:
     Marketable securities                                                       5,605          (63,139)         610,000
     Due to broker                                                                               96,010                0
     Prepaid expenses                                                           15,336                0           (7,667)
     Security deposits                                                               0                0           (5,845)
   Increase (Decrease) in:
     Accrued expenses                                                           (1,028)               0          193,727
     Deposits                                                                   32,825                0           32,825
                                                                           -----------       -----------     ------------
         Total adjustments                                                      55,403          (10,865)         831,034
                                                                           -----------       -----------     ------------
     Net cash provided (used) by operating activities                         (130,590)         (78,342)        (405,446)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments made for property and equipment                                     (1,500)               0          (50,770)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                                                    222,650
   Net proceeds from stock subscription                                                         162,500                0
   Net advances from stockholder                                                26,161                0           28,805
   Net proceeds from note payable                                              105,000                0          205,000
                                                                           -----------       -----------     ------------
     Net cash provided by financing activities                                 131,161          162,500          456,455
                                                                           -----------       -----------     ------------

NET INCREASE (DECREASE) IN CASH                                                   (929)          84,158              239

CASH AND CASH EQUIVALENTS - BEGINNING                                            1,168                -                -
                                                                           -----------       -----------     ------------

CASH AND CASH EQUIVALENTS -  END                                           $       239       $    84,158     $        239
                                                                           ===========       ===========     ============



            See accompanying notes to unaudited financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

All financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial condition, results of operations and changes in cash flows for all interim periods have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report. This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

General

We were incorporated as a Delaware corporation in December 2000. We commenced operations at such time. We are a development stage company and have no sales to date. Since commencing operations, our activities have been primarily devoted to business development, raising capital and recruiting consultants. We have spent considerable time and capital resources defining and developing our strategic plan and Web site. Our major sources of working capital have been the proceeds from private financings.

Results of Operations

The following discussion and analysis compares the results of the Company's continuing operations for the Three Months ended February 28, 2002, and the Period from Inception through February 28, 2002.

Three Months ended February 28, 2002

         Revenues. We generated no revenues from continuing operation during the quarter ended February 28, 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses incurred during the quarter ended February 28, 2002 were $184,126. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

         Other Expense. During the quarter ended February 28, 2002, we incurred a realized loss on the sale of certain marketable securities of $1,412.

Period from Inception through February 28, 2002.

         Revenues. We generated no revenues from continuing operation in the period from our Inception through February 28, 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses from our inception to February 28, 2002 were $1,043,154. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

         Other Expense. From our inception to February 28, 2002, we incurred a realized loss on the sale of certain marketable securities of $193,061.

Liquidity and Capital Resources

We have financed our operations from inception through private financings. On November 16, 2001, we issued a 60-day, $100,000 principal amount promissory note to one of our shareholders. The note bears interest at the rate of 13% per annum. On January 8, 2002, we issued an amended and restated promissory note to such shareholder which extended the maturity date of the November 16, 2001 note until March 10, 2002. On January 14, 2002, we issued a 120-day, $200,000 principal amount promissory note to the same shareholder. The January 14, 2002 note bears interest at the rate of 13% per annum. Additionally, we received gross proceeds of $845,000, consisting of $245,000 in cash and $600,000 in marketable securities from an issuance of common stock. Of these securities, we received 147,700 shares of common stock of Netwolves Corp. on February 7, 2001 and 500,000 shares of common stock of Netcurrents, Inc. on February 28, 2001. Netwolves Corp.'s common stock trades on the Nasdaq SmallCap Market and Netcurrents, Inc. trades on the over-the-counter electronic bulletin board. We issued certificates representing the shares of our common stock to investors in this offering in May 2001 after amending our certificate of incorporation to increase the amount of our authorized capital stock.

As of February 28, 2002, we sold an aggregate of 147,700 shares of Netwolves Corp. and 495,000 of Netcurrents, Inc., and we owned 5,000 shares of Netcurrents, Inc. and no shares of Netwolves Corp. On February 7, 2001, the closing price for Netwolves Corp. common stock was $5.00 per share. On February 28, 2001, the closing price for Netcurrents, Inc. common stock was $.5312. On February 28, 2002, the closing price for Netcurrents, Inc. was approximately $0.02 per share.

We have not sold all of our shares in Netcurrents, Inc. because of the company's limited trading volume. We believe that a large sale transaction in the open market will significantly reduce the market price for this stocks or otherwise make it difficult for us to liquidate our shares in the company at favorable prices. We intend to sell these securities in multiple open market transactions when the market price and sales volume for these stocks are favorable and/or when we require additional cash to meet our obligations.

We have used the gross proceeds from these offerings to, among other things, pay for our obligations to Michael Adams Consulting, Inc., a Company wholly owned by Vito W. Lucchetti, Jr. our president and CEO, obtain additional office space and for other general and administrative expenses, including the construction of our Web site.

As of February 28, 2002, we had $239 in cash and cash equivalents and $100 in marketable securities.

We have filed with NASD Regulation entitlement forms for access to the Investment Advisor Registration Depository (IARD) and have established an IARD User Account. We anticipate filing Form ADV to apply for registration with the Securities and Exchange Commission as an investment advisor within the next 60 days. We believe that such registration will be effected approximately six weeks after filing Form ADV. Until such time, we will not be able to commence certain components of our planned operations. The requirement to register as an investment advisor with the Securities and Exchange Commission will cause us to incur additional costs and expenses, will result in delays in our operations and the execution of our strategic plan, and may require us to refuse to accept new subscribers, obtain new customers and will prevent us from generating revenues from our planned operations.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. We have engaged Michael Adams Consulting, Inc. and Adam Reznikoff pursuant to consulting agreements with each of them. Pursuant to these agreements, we pay $25,000 per month to Michael Adams Consulting and $50,000 per year to Mr. Reznikoff. Additionally, we have engaged approximately 11 full-time consultants pursuant to oral agreements with each of them. We pay to these consultants an aggregate of approximately $22,000 per month.

Based on our current plans, we do not believe that our cash and cash equivalents and cash flows will be sufficient to enable us to meet our planned operating needs. To execute our business plan over the next twelve months, we believe that we will require approximately $60,000 per month over the next 12 months, which will require us to raise, approximately, an additional $520,000. We anticipate that we will raise these additional funds through the private sale of our securities and/or through loans issued to us by our officers or directors.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

    o   expenses incurred by us in connection with the launch of our Web site;

    o expense incurred in connection with our registration as an investment advisor and compliance with the Investment Advisors Act;

    o   costs associated with hiring and retaining additional personnel; and

    o   our ability to implement our business strategy.

We have based our estimate on assumptions that may prove to be wrong.

We need to obtain additional funds immediately and we may need to obtain additional funds in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access public or private equity markets when conditions are favorable due to our capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. Our ability to continue as a going concern depends upon our ability to raise additional funds in the immediate future. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit or cease our operations and we may seek protection from our creditors under the bankruptcy laws, in which case our common stock would be essentially without value.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter ended February 28, 2002.


ITEM 5.   OTHER INFORMATION

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

     None.

b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE MACREPORT.NET, INC.
                               -----------------------
                                    (Registrant)


                               By  /s/ Vito W. Lucchetti, Jr.
                                   --------------------------
                                   Vito W. Lucchetti, Jr.

                                 Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer)


Date:  April 15, 2002