Form 10QSB
period 2002-03-31
MACREPORT NET INC
filed 2002-07-15
CIK 1143994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                   For the quarterly period ended May 31, 2002

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
            For the transition period from ___________to ____________

                        Commission File Number: 333-64244


                             THE MACREPORT.NET, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     11-3584538
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

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

(1)Yes    X     No
         ---         ---

(2)Yes    X     No
         ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $0.0001, 15,845,000 shares as of May 31, 2002.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                  May 31, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
   Item 1.

                   Unaudited Balance Sheet                                    3

                   Unaudited Statement of Operations                         4-5

                   Unaudited Statement of Cash Flows                          6

                   Unaudited Notes to Financial Statements                    7

   Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        8


                          PART II - OTHER INFORMATION

   Item 1.         Legal Proceedings                                         10

   Item 2.         Changes in Securities and Use of Proceeds                 10

   Item 3.         Defaults by the Company upon Its Senior Securities        10

   Item 4.         Submission of Matters to a Vote of Security Holders       10

   Item 5.         Other Information                                         10

   Item 6.         Exhibits and Reports on Form 8-K                          10

                   Signatures                                                11

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                            BALANCE SHEET - UNAUDITED
                                  MAY 31, 2002

                                     ASSETS

CURRENT ASSETS

   Cash                                                                                  $        16,209


PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation of $10,659                                                                        41,611

OTHER ASSETS

   Security deposits                                                                               5,845
                                                                                         ---------------

         TOTAL ASSETS                                                                    $        63,665
                                                                                         ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                                                    $       186,852
Note payable                                                                                     272,997
Due to Shareholder                                                                                81,265
                                                                                         ---------------
         Total Liabilities                                                                       541,114

CONVERTIBLE DEBT                                                                                 135,850

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.0001 par value,
     5,000,000 shares authorized,
     no shares issued or outstanding                                                     $          --
   Common stock, $.0001 par value,
     25,000,000 shares authorized
     15,845,000 shares issued and outstanding                                                      1,585
   Additional paid-in capital                                                                    821,065
   Deficit Accumulated in the Development Stage                                               (1,435,949)
                                                                                         ---------------
         Total Stockholders' Deficit                                                            (613,299)
                                                                                         ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $        63,665
                                                                                         ===============

            See accompanying notes to unaudited financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                       STATEMENT OF OPERATIONS - UNAUDITED


                                                                                                 Three months ending
                                                                                              May 31,             May 31,
                                                                                               2002                2001
                                                                                         ---------------     ---------------

Revenues                                                                                 $          --       $          --

Cost of Revenues                                                                                    --                  --
                                                                                         ---------------     ---------------

      Gross profit                                                                                  --                  --

Selling, general and administrative expenses                                                     199,469             168,809
                                                                                         ---------------     ---------------

      Income(loss) before other income(expense)                                                 (199,469)           (168,809)
                                                                                         ---------------     ---------------

Other Income(Expense):
  Unrealized gain (loss) on non-marketable securities                                               --               (63,630)
  Realized gain (loss) on sale of marketable securities                                             --               (43,696)
  Interest income                                                                                   --                   190
                                                                                         ---------------     ---------------
      Total other income (expense)                                                                  --              (107,136)
                                                                                         ---------------     ---------------

      Income (loss) before income taxes                                                         (199,469)           (275,945)

Income taxes (benefit)                                                                              --                  --
                                                                                         ---------------     ---------------


      Net Income (loss)                                                                  $      (199,469)    $      (275,945)
                                                                                         ===============     ===============


Basic and Diluted Loss Per Share                                                         $         (0.01)    $         (0.02)
                                                                                         ===============     ===============

Weighted Average Number of Shares Outstanding                                                 15,845,000          15,146,956
                                                                                         ===============     ===============




            See accompanying notes to unaudited financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                       STATEMENT OF OPERATIONS - UNAUDITED


                                                                                    Six months ending                Inception to
                                                                              May 31,              May 31,              May 31,
                                                                               2002                 2001                 2002
                                                                          ---------------      ---------------     ---------------

   Revenues                                                               $          --        $          --       $          --

   Cost of Revenues                                                                  --                   --                  --
                                                                          ---------------      ---------------     ---------------

         Gross profit                                                                --                   --

   Selling, general and administrative expenses                                   383,595              297,031           1,242,623
                                                                          ---------------      ---------------     ---------------

         Income(loss) before other income(expense)                               (383,595)            (297,031)         (1,242,623)
                                                                          ---------------      ---------------     ---------------

   Other Income(Expense):
     Unrealized gain (loss) on non-marketable securities                             --                (19,894)               --
     Realized gain (loss) on sale of marketable securities                         (1,412)             (26,687)           (193,061)
     Interest income                                                                 --                    190                 190
                                                                          ---------------      ---------------     ---------------
         Total other income (expense)                                              (1,412)             (46,391)           (192,871)
                                                                          ---------------      ---------------     ---------------

         Income (loss) before income taxes                                       (385,007)            (343,422)         (1,435,494)

   Income taxes                                                                       455                 --                  --
                                                                          ---------------      ---------------     ---------------


         Net Income (loss)                                                $      (385,462)     $      (343,422)    $    (1,435,949)
                                                                          ===============      ===============     ===============



Basic and Diluted Loss Per Share                                          $         (0.02)    $         (0.02)
                                                                          ===============     ===============

Weighted Average Number of Shares Outstanding                                  15,845,000           15,080,000
                                                                          ===============     ===============


            See accompanying notes to unaudited financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                      STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                  Six months ending                 Inception to
                                                                               May 31,            May 31,             May 31,
                                                                                2002               2001                2002
                                                                          ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $      (385,462)    $      (343,422)    $    (1,435,949)
                                                                          ---------------     ---------------     ---------------
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                                  5,330                 980              10,659
     Unrealized (gain) loss in non-marketable securities                                0              19,894                   0
   Changes in assets and liabilities (Increase) Decrease in:
     Marketable securities                                                          5,605             231,783             610,000
     Due to broker                                                                      0                   0                   0
     Prepaid expenses                                                              23,003            (108,784)                  0
     Security deposits                                                                  0              (5,845)             (5,845)
   Increase (Decrease) in:
     Accrued expenses                                                              (7,903)             15,177             186,852
     Deposits                                                                           0                   0                   0
                                                                          ---------------     ---------------     ---------------
         Total adjustments                                                         26,035             153,205             801,666
                                                                          ---------------     ---------------     ---------------
     Net cash provided (used) by operating activities                            (359,427)           (190,217)           (634,283)
                                                                          ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments made for property and equipment                                        (3,000)            (23,084)            (52,270)
                                                                          ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                           0             222,650             222,650
   Net proceeds from stock subscription                                                 0                                       0
   Net proceeds from issuance of convertible debt                                 135,850                   0             135,850
   Net advances from stockholder                                                   68,621                (150)             71,265
   Net proceeds from note payable                                                 172,997                   0             272,997
                                                                          ---------------     ---------------     ---------------
     Net cash provided by financing activities                                    377,468             222,500             702,762
                                                                          ---------------     ---------------     ---------------

NET INCREASE (DECREASE) IN CASH                                                    15,041               9,199              16,209

CASH AND CASH EQUIVALENTS - BEGINNING                                               1,168                --                  --
                                                                          ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS -  END                                          $        16,209     $         9,199     $        16,209
                                                                          ===============     ===============     ===============



            See accompanying notes to unaudited financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED MAY 31, 2002 AND 2001

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

Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form SB-2 dated March 6, 2002.


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

Results of Operations

The following discussion and analysis compares the results of the Company's continuing operations for the Three Months ended May 31, 2002 with the Three Months ended May 31, 2001, and the Six Months ended May 31, 2002 with the Six Months ended May 21, 2001.

Three Months ended May 31, 2002 compared with the three months ended May 31, 2001.

         Revenues. We generated no revenues from continuing operation during the quarter ended May 31, 2002 and during the quarter ended May 31, 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses incurred during the quarter ended May 31, 2002 increased to $199,469 from $168,809 during the quarter ended May 31, 2001. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

Six Months ended May 31, 2002 compared with the Six Months ended May 31, 2001.

         Revenues. We generated no revenues from continuing operation during the six months ended May 31, 2002 and during the six months ended May 31, 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses incurred during the six months ended May 31, 2002 increased to $383,595 from $297,031 during the six months ended May 31, 2001. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

         Other Expense. During the six months ended May 31, 2002, we incurred a realized loss on the sale of certain marketable securities of $1,412 compared to a realized loss of $26,687 during the six months ended May 31, 2001.

Liquidity and Capital Resources

During May 2002, we have issued convertible promissory notes to 20 individuals with an aggregate amount of $135,850. The convertible notes bear interest at a rate of 8% per annum with a maturity date of June 1, 2003. Pursuant to the terms of the convertible notes, we may convert the balance due together with interest with respect to the note, at our option prior to June 1, 2003, into shares of common stock. The conversion ratio is the lesser of: (i) two dollars ($2.00) per share of common stock; and (ii) if our common stock is listed on an exchange, the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that our common stock is then traded, during the 30 trading days prior to date of the conversion.

We have financed our operations from inception through private financings. On November 16, 2001, we issued a 60-day, $100,000 principal amount promissory note to one of our shareholders. The note bears interest at the rate of 13% per annum. On January 8, 2002, we issued an amended and restated promissory note to such shareholder which extended the maturity date of the November 16, 2001 note until March 10, 2002 (which on March 10, 2002 was further extended until September 10, 2002). On January 14, 2002, we issued a 120-day, $200,000 principal amount promissory note to the same shareholder. On March 10, 2002, the maturity date of the note was extended until September 10, 2002. The January 14, 2002 note bears interest at the rate of 13% per annum. Additionally, we received gross proceeds of $845,000, consisting of $245,000 in cash and $600,000 in marketable securities from an issuance of common stock. Of these securities, we received 147,700 shares of common stock of Netwolves Corp. on February 7, 2001 and 500,000 shares of common stock of Netcurrents, Inc. on May 31, 2001. Netwolves Corp.'s common stock trades on the Nasdaq SmallCap Market and Netcurrents, Inc. trades on the over-the-counter electronic bulletin board. We issued certificates representing the shares of our common stock to investors in this offering in May 2001 after amending our certificate of incorporation to increase the amount of our authorized capital stock.

As of May 31, 2002, we sold an aggregate of 147,700 shares of Netwolves Corp. and 495,000 of Netcurrents, Inc., and we owned 5,000 shares of Netcurrents, Inc. and no shares of Netwolves Corp. Netcurrents, Inc. is no longer conducting business. Thus, the shares of Netcurrents, Inc. are worthless.

We have used the gross proceeds from these offerings to, among other things, pay for our obligations to Michael Adams Consulting, Inc., a company wholly owned by Vito W. Lucchetti, Jr., our president and CEO, obtain additional office space and for other general and administrative expenses, including the construction of our Web site.

As of May 31, 2002, we had $16,209 in cash and cash equivalents.

We have filed with NASD Regulation entitlement forms for access to the Investment Advisor Registration Depository (IARD) and have established an IARD User Account. We anticipate filing Form ADV to apply for registration with the Securities and Exchange Commission as an investment advisor within the next 3 to 9 months days. We believe that such registration will be effected approximately six weeks after filing Form ADV. Until such time, we will not be able to commence certain components of our planned operations. The requirement to register as an investment advisor with the Securities and Exchange Commission will cause us to incur additional costs and expenses, will result in delays in our operations and the execution of our strategic plan, and may require us to refuse to accept new subscribers, obtain new customers and will prevent us from generating revenues from our planned operations.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. We have engaged Michael Adams Consulting, Inc. and Adam Reznikoff pursuant to consulting agreements with each of them on a month-to-month basis. Pursuant to these agreements, we pay $25,000 per month to Michael Adams Consulting and $4,167 per month to Mr. Reznikoff. Additionally, we have engaged approximately 11 full-time consultants pursuant to oral agreements with each of them. We pay to these consultants an aggregate of approximately $22,000 per month. On July 9, 2002, Joel Soren, a former consultant to the Company, was hired as Vice-President of Sales of the Company.

Based on our current plans, we do not believe that our cash and cash equivalents and cash flows will be sufficient to enable us to meet our planned operating needs. To execute our business plan over the next twelve months, we believe that we will require approximately $60,000 per month over the next 12 months, which will require us to raise, approximately, an additional $720,000. We anticipate that we will raise these additional funds through the private sale of our securities and/or through loans issued to us by our officers or directors.

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

None.


ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the second quarter ended May 31, 2002.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

    10.8  Form of Convertible Promissory Note.

b)  Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE MACREPORT.NET, INC.
                                  (Registrant)


                               By   /s/ V. William Lucchetti, Jr.
                                    --------------------------
                                    V. William Lucchetti, Jr.
                                Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer)


Date:  July 15, 2002