Form 10QSB
period 2002-08-31
MACREPORT NET INC
filed 2002-10-15
CIK 1143994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES ACT OF 1934
                 For the quarterly period ended August 31, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes     X     No
          ---      ---

(2)Yes     X     No
          ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $0.0001, 15,845,000 shares as of August 31, 2002.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                 August 31, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
   Item 1.

              Unaudited Balance Sheet                                       3

              Unaudited Statement of Operations                             4-5

              Unaudited Statement of Cash Flows                             6

              Unaudited Notes to Financial Statements                       7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7


                                PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                             10

   Item 2.    Changes in Securities and Use of Proceeds                     10

   Item 3.    Defaults by the Company upon Its Senior Securities            10

   Item 4.    Submission of Matters to a Vote of Security Holders           10

   Item 5.    Other Information                                             10

   Item 6.    Exhibits and Reports on Form 8-K                              10

              Signatures                                                    11

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                            BALANCE SHEET - UNAUDITED
                                 AUGUST 31, 2002

                                     ASSETS

CURRENT ASSETS

   Cash                                                                                 $    24,257
   Marketable securities                                                                      4,903
                                                                                        -----------

         Total Current Assets                                                                              $    29,160

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation of $13,324                                                                                      40,946

OTHER ASSETS

   Security deposits                                                                                             5,845
                                                                                                           -----------

         TOTAL ASSETS                                                                                      $    75,951
                                                                                                           ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                                                   $   199,974
Notes payable                                                                               272,997
Deferred revenue                                                                              7,333
Due to Shareholder                                                                           74,924
                                                                                        -----------
         Total Liabilities                                                                                     555,228

CONVERTIBLE DEBT                                                                                               419,850

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.0001 par value,
     5,000,000 shares authorized,
     no shares issued or outstanding                                                    $      --
   Common stock, $.0001 par value,
     25,000,000 shares authorized
     15,845,000 shares issued and outstanding                                                 1,585
   Additional paid-in capital                                                               821,065
   Deficit Accumulated in the Development Stage                                          (1,721,777)
                                                                                        -----------
            Total Stockholders' Deficit                                                                       (899,127)
                                                                                                           -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                       $    75,951
                                                                                                           ===========



                 See accompanying notes to financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                       STATEMENT OF OPERATIONS - UNAUDITED


                                                            Three months ending August 31
                                                                 2002            2001
                                                             ------------    ------------
   Revenues                                                  $      4,667    $       --

   Cost of Revenues                                                  --              --
                                                             ------------    ------------

         Gross profit                                               4,667            --

   Selling, general and administrative expenses                   290,495         273,184
                                                             ------------    ------------

         Income(loss) before other income(expense)               (285,828)       (273,184)
                                                             ------------    ------------

   Other Income(Expense):
     Unrealized gain (loss) on non-marketable securities             --             8,365
     Realized gain (loss) on sale of marketable securities           --          (150,142)
     Interest income                                                 --              --
                                                             ------------    ------------
         Total other income (expense)                                --          (141,777)
                                                             ------------    ------------

         Income (loss) before income taxes                       (285,828)       (414,961)

   Income taxes (benefit)                                            --              --
                                                             ------------    ------------

         Net Income (loss)                                   $   (285,828)   $   (414,961)
                                                             ============    ============


Basic and Diluted Loss Per Share                             $      (0.02)   $      (0.03)
                                                             ============    ============

Weighted Average Number of Shares Outstanding                  15,845,000      15,845,000
                                                             ============    ============

                 See accompanying notes to financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                       STATEMENT OF OPERATIONS - UNAUDITED

                                                            Nine months ending August 31
                                                                                             Inception to
                                                                 2002            2001            2002
                                                             ------------    ------------    ------------
   Revenues                                                  $      4,667    $       --      $      4,667

   Cost of Revenues                                                  --              --              --
                                                             ------------    ------------    ------------
         Gross profit                                               4,667            --             4,667

   Selling, general and administrative expenses                   674,090         570,215       1,533,118
                                                             ------------    ------------    ------------
         Income(loss) before other income(expense)               (669,423)       (570,215)     (1,528,451)
                                                             ------------    ------------    ------------
   Other Income(Expense):
     Unrealized gain (loss) on non-marketable securities             --           (11,529)           --
     Realized gain (loss) on sale of marketable securities         (1,412)       (176,829)       (193,061)
     Interest income                                                 --               190             190
                                                             ------------    ------------    ------------
         Total other income (expense)                              (1,412)       (188,168)       (192,871)
                                                             ------------    ------------    ------------
         Income (loss) before income taxes                       (670,835)       (758,383)     (1,721,322)

   Income taxes (benefit)                                             455            --               455
                                                             ------------    ------------    ------------

         Net Income (loss)                                   $   (671,290)   $   (758,383)   $ (1,721,777)
                                                             ============    ============    ============


Basic and Diluted Loss Per Share                             $      (0.04)   $      (0.05)
                                                             ============    ============
Weighted Average Number of Shares Outstanding                  15,845,000      15,349,655
                                                             ============    ============


                 See accompanying notes to financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                                               Nine months ending August 31
                                                                                             Inception to
                                                                   2002           2001           2002
                                                               -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $  (671,290)   $  (758,383)   $(1,721,777)
                                                               -----------    -----------    -----------
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                   7,995          2,141         13,324
     Unrealized (gain) loss in non-marketable securities                 0         11,529              0
   Changes in assets and liabilities
     (Increase) Decrease in:
     Marketable securities                                             702        570,213        605,097
     Due to broker                                                       0              0              0
     Prepaid expenses                                               23,003        (56,337)             0
     Security deposits                                                   0         (5,845)        (5,845)
   Increase (Decrease) in:
     Accrued expenses                                                5,219         64,109        199,974
     Deferred revenue                                                7,333              0          7,333
                                                               -----------    -----------    -----------
         Total adjustments                                          44,252        585,810        819,883
                                                               -----------    -----------    -----------
     Net cash provided (used) by operating activities             (627,038)      (172,573)      (901,894)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments made for property and equipment                         (5,000)       (32,871)       (54,270)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                            0        222,650        222,650
   Net proceeds from stock subscription                                  0              0
   Net proceeds from issuance of convertible debt                  419,850              0        419,850
   Net advances from stockholder                                    62,280          2,247         64,924
   Net proceeds from note payable                                  172,997              0        272,997
                                                               -----------    -----------    -----------
     Net cash provided by financing activities                     655,127        224,897        980,421
                                                               -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     23,089         19,453         24,257

CASH AND CASH EQUIVALENTS - BEGINNING                                1,168           --             --
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS -  END                               $    24,257    $    19,453    $    24,257
                                                               ===========    ===========    ===========


                 See accompanying notes to financial statements.

                             THE MACREPORT.NET, INC.
                      (A Company in the Development Stage)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2002 AND 2001

ITEM 1.  FINANCIAL STATEMENTS

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

General

We were incorporated as a Delaware corporation in December 2000. We commenced operations at such time. We are a development stage company and have had nominal sales to date. Since commencing operations, our activities have been primarily devoted to business development, raising capital and recruiting consultants. We have spent considerable time and capital resources defining and developing our strategic plan and Web site. Our major sources of working capital have been the proceeds from private financings.

Results of Operations

The following discussion and analysis compares the results of the Company's continuing operations for the Three Months ended August 31, 2002 with the Three Months ended August 31, 2001, and the Nine Months ended August 31, 2002 with the Nine Months ended August 31, 2001.

Three Months ended August 31, 2002 compared with the three months ended August 31, 2001.

         Revenues. We generated revenues of $4,667 from continuing operations during the quarter ended August 31, 2002 and no revenues during the quarter ended August 31, 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses incurred during the quarter ended August 31, 2002 increased to $290,495 from $273,184 during the quarter ended August 31, 2001. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

Nine Months ended August 31, 2002 compared with the Nine Months ended August 31, 2001.

         Revenues. We generated revenues of $4,667 from continuing operation during the nine months ended August 31, 2002 and no revenues during the nine months ended August 31, 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses incurred during the nine months ended August 31, 2002 increased to $674,090 from $570,215 during the nine months ended August 31, 2001. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

         Other Expense. During the nine months ended August 31, 2002, we incurred a realized loss on the sale of certain marketable securities of $1,412 compared to a realized and unrealized loss of $188,168 during the nine months ended August 31, 2001.

Liquidity and Capital Resources

During June 2002, we issued convertible promissory notes to 12 individuals with an aggregate principal amount of $336,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of June 1, 2003. Pursuant to the terms of the convertible notes, prior to June 1, 2003, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the lesser of: (i) two dollars ($2.00) per share of common stock; and (ii) the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market on which our common stock is then traded, during the 30 trading days prior to date of the conversion.

During February, March and May 2002, we issued convertible promissory notes to 12 individuals with an aggregate principal amount of $83,850. The convertible notes bear interest at a rate of 8% per annum with a maturity date of June 1, 2003. Pursuant to the terms of the convertible notes, prior to June 1, 2003, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the lesser of: (i) one and one-half dollars ($1.50) per share of common stock; and (ii) the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market on which our common stock is then traded, during the 30 trading days prior to date of the conversion.

We have financed our operations from inception through private financings. On November 16, 2001, we issued a 60-day, $100,000 principal amount promissory note to one of our shareholders. The note bears interest at the rate of 13% per annum. On January 8, 2002, we issued an amended and restated promissory note to such shareholder that extended the maturity date of the November 16, 2001 note until March 10, 2002. The maturity date of the November 16, 2001 note was subsequently extended to September 10, 2002 and later to November 15, 2002. On January 14, 2002, we issued a 120-day, $200,000 principal amount promissory note to the same shareholder. The maturity date of the January 14, 2002 note was subsequently extended to September 10, 2002 and later to January 13, 2002. The January 14, 2002 note bears interest at the rate of 13% per annum. Additionally, we received gross proceeds of $845,000, consisting of $245,000 in cash and $600,000 in marketable securities from an issuance of common stock. Of these securities, we received 147,700 shares of common stock of Netwolves Corp. on February 7, 2001 and 500,000 shares of common stock of Netcurrents, Inc. on May 31, 2001. Netwolves Corp.'s common stock trades on the Nasdaq SmallCap Market and Netcurrents, Inc. trades on the over-the-counter electronic bulletin board. We issued certificates representing shares of our common stock to investors in this offering in May 2001 after amending our certificate of incorporation to increase the amount of our authorized capital stock.

As of August 31, 2002, we sold an aggregate of 147,700 shares of Netwolves Corp. and 495,000 of Netcurrents, Inc., and we owned 5,000 shares of Netcurrents, Inc. and no shares of Netwolves Corp. Netcurrents, Inc. is no longer conducting business. Thus, the shares of Netcurrents, Inc. have no value.

We have used the gross proceeds from these offerings to, among other things, pay for our obligations to Michael Adams Consulting, Inc., a company wholly owned by Vito W. Lucchetti, Jr., our president and CEO pursuant to a consulting agreement which has since expired, obtain additional office space and for other general and administrative expenses, including the construction and redesign of our Web site.

As of August 31, 2002, we had $24,257 in cash and cash equivalents.

We have filed with NASD Regulation entitlement forms for access to the Investment Advisor Registration Depository (IARD) and have established an IARD User Account. Although this process has been delayed by the Company as we have been focused on improvements to our Web site, we anticipate filing Form ADV to apply for registration with the Securities and Exchange Commission as an investment advisor within the next 6 to 9 months. We believe that such registration will be effected approximately six weeks after filing Form ADV. Until such time, we will not be able to commence certain components of our planned operations. The requirement to register as an investment advisor with the Securities and Exchange Commission will cause us to incur additional costs and expenses, will result in delays in our operations and the execution of our strategic plan, and may require us to refuse to accept new subscribers, obtain new customers and will prevent us from generating revenues from our planned operations.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. We have 11 full time employees. We have engaged one full-time consulting firm pursuant to an oral agreement. We pay to this consulting firm approximately $8,000 per month.

Based on our current plans, we do not believe that our cash and cash equivalents and cash flows will be sufficient to enable us to meet our planned operating needs. To execute our business plan over the next twelve months, we believe that we will require approximately $60,000 per month over the next 12 months, which will require us to raise, approximately, an additional $520,000. We anticipate that we will raise these additional funds through the private sale of our securities and/or through loans issued to us by our officers and/or directors.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

         o expenses incurred by us in connection with the launch and redesign of our Web site;

         o expense incurred in connection with our registration as an investment advisor and compliance with the Investment Advisors Act;

         o        costs associated with marketing our services; and

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

None.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter ended August 31, 2002.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

     Exhibit 99.1     CERTIFICATION PURSUANT TO EXCHANGE ACT RULES 13A-14 AND
                      15D-14

b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE MACREPORT.NET, INC.
                                  (Registrant)


                               By  /s/ Vito W. Lucchetti, Jr.
                                   -------------------------------
                                   Vito W. Lucchetti, Jr.
                                   Chairman, Chief Executive Officer and
                                   President (Principal Executive Officer and
                                   Principal Accounting and Financial Officer)


Date:  October 15, 2002