Form 10KSB
period 2002-11-30
MACREPORT NET INC
filed 2003-03-17
CIK 1143994

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the Year Ended November 30, 2002               Commission File No. 333-64244

                         -----------------------------

                            The Macreport.net, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                         11-3584538
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

200 Broadhollow Road, Suite 207, Melville, New York                     11747
---------------------------------------------------                   ----------
     (Address of principal executive offices)                         (Zip Code)

                                 (631) 393-5075
                         -----------------------------
                         Registrant's Telephone Number

                         Securities registered pursuant
                          to Section 12(b) of the Act:
                   Common Stock, $0.0001 par value per share
                   -----------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2003 was $2,872,019 using the closing bid price of $3.15 on February 28, 2003.

         The number of shares of Common Stock outstanding as of February 15, 2003 was 15,875,232.


                      DOCUMENTS INCORPORATED BY REFERENCE:


None.

         A list of Exhibits to this Annual Report on Form 10-KSB begins on page 23.

                            THE MACREPORT.NET, INC.
                            2002 FORM 10-KSB REPORT

                               TABLE OF CONTENTS

PART I                                                                                                             Page
------                                                                                                             ----
Item 1   Description of the Business .......................................................................        2

Item 2.  Description of Property ...........................................................................        9

Item 3.  Legal Proceedings .................................................................................        9

Item 4.  Submission of Matters to a Vote of Security Holders................................................        9
PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..............................        10

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............        12
Item 7.  Financial Statements...............................................................................        18

Item 8   Changes in and Disagreements with Accountants on Return Accounting and Financial Disclosure........        18

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons of the Registrant; Compliance with
         Section 16(a) of the Exchange Act .................................................................        19

Item 10. Executive Compensation ............................................................................        20
Item 11. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters ....        24

Item 12. Certain Relationships and Related Transactions ....................................................        25

Item 13. Exhibits and Reports On Form 8-K...................................................................        26

Item 14. Controls and Procedures............................................................................        28

                              --------------------

Forward-Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's limited operating history since December 13, 2000 (Inception), its ability to attract customers, general economic and business conditions with respect to the Internet and online commerce, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in this Form 10-KSB.

Forward-looking statements speak only as of the date of this Form 10-KSB. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

PART I
------

ITEM 1.  DESCRIPTION OF THE BUSINESS

Overview

The MacReport.Net, Inc. was incorporated as a Delaware corporation in December 2000. We commenced operations at such time. We are a development stage company that has leveraged its core competencies to create high-value information and applications to benefit private and public companies.

Since commencing operations, our activities have been primarily devoted to business development, proof of concept activities and recruiting personnel. We have spent considerable time and capital resources fine tuning and developing our strategic plan and Web site.

General

We are an information and media company that provides a Web-based forum for public and private issuers to communicate corporate audio and video news content to the business, financial and investing community through our Web site, located at www.macreport.net. We have built a user friendly, highly effective Web site that aggregates and disseminates information from multiple sources.

Through content partnerships, we also provide Web-based financial information to professionals who need quick access to reliable corporate, industry and market intelligence. By visiting our website, users are able to access comprehensive and up-to-the minute business and financial information on public and private companies from several information providers drawing upon multiple sources of content. Our services enable timely, online access to a wide array of proprietary and partner content. These sources include both textual information, such as news, trade press, SEC filings, executive biographies and analyst reports, and numeric information, such as company financial results, stock quotes and industry statistics.

We expect that visitors to our Web site will use our information for their professional endeavors, including financial and competitive research, as well as for their personal activities, including career development. We believe that we will be able to provide advertisers with a large, demographically desirable business audience.

Industry Background

Providing information, tools and the opportunity to purchase products and services to financial professionals and business decision makers over the Internet represents a large and growing market opportunity. Increased Internet usage and the desire for information by financial professionals and the companies for which they work are driving growth in the market.

Recent industry growth has been driven by corporations and other enterprises recognizing that productivity and competitiveness depend on extensive knowledge of external information, including information about industries, customers, competitors, prospects, business trends, breaking news and market data. These organizations have already invested heavily in Internet connectivity and networked computing infrastructures to manage internal information. These organizations seek to leverage these infrastructures to access and manage external information. While the financial markets have been negatively affected over the past few years, we believe that these growth trends will not reverse.

The task of finding and using external information is often difficult and cumbersome. Traditional, textual sources such as newspapers and directories can require hours to search. A centralized library can be costly to establish and maintain and can be an inefficient and incomplete information source. While the emergence of the Web has greatly increased access to information, finding comprehensive, precise, up-to-date, relevant and reliable information on the Web can still be time-consuming and difficult. While other on-line services can be useful research tools in certain circumstances, most of these services currently focus on specific areas of content, such as financial data or news. They do not provide the full range of data required by professionals. In addition, most on-line services charge a fee for each search performed.

We believe that traditional sources, the Web and existing on-line services do not adequately meet the information needs of many professionals who want to compete effectively in today's fast-paced, global, customer-focused marketplace. These professionals and their organizations demand external information that is:

         easily accessible in a user-friendly format

         comprehensive and includes both textual and numeric information derived from multiple, high quality sources

         integrated at a single site

         delivered on a platform that allows interpretation, manipulation and analysis delivered in a product easily implemented and supported on a corporate network

Strategy

Our core strategy is to be a leading Web portal for financial professionals and business decision makers and worldwide provider of multimedia production and distribution services to corporations and other organizations. The key components of our growth strategy include:

Grow Our Customer Base. During the initial stages of our operation, we have focused on selling our streaming audio interviews, joint marketing ventures, and public relations and consulting services to public companies with securities trading on the Nasdaq SmallCap Market and the electronic over-the-counter bulletin board. We believe there is an opportunity for streaming video and audio, public relations services and consulting services in small-cap and micro-cap markets. Furthermore, we believe that these companies have a need for exposure to investing community that is as significant as that of larger companies. Through our services, these companies can also address some of their corporate governance issues.

Clients will be charged a fee for the production of additional streaming audio and video presentations and other services. The services may include:

         posting of content relating to the client that is in addition to the posting of content that we typically offer without charge, which may include: statistics, financial information, reports, editorials, stories and/or articles relating to the client and prepared by the client or by third parties;

         links to the client's Web site and to a page or pages of our Web site dedicated to providing information about the client;

         preparing and making available to our issuer clients one video interview per year with representatives of the client and, at the option of our management, additional videos providing current newsworthy information about the client; and

         making available to users of our news and updates about our issuer clients.

We also produce streaming audio and video profile presentations and textual profiles of corporations for free. These profiles and presentations are accessible through our Web site. We believe that by continually adding new companies and additional sources of information, we will be positioned to become the premier destination for CEO interviews.

Grow Our Audience. We believe that increasing our brand awareness and our exposure within the business community will contribute to our future success. To date, we have successfully built a brand name but plan on continuing to grow our audience by focusing on online and direct response advertising as well as public relations to raise awareness of our company and our services.. Furthermore, we plan to partner with high-volume business and consumer Web sites.

Increase Usage By Our Audience. To increase usage, we plan to expand our content offering in the area of additional companies, industries, people and products during the upcoming fiscal year. Moreover, we have developed and are developing offline partnerships that will help to drive brand exposure and traffic to our site. For example, on March 10, 2003, we commenced the offline/online partnership with Institutional Investor, a leading financial publication, wherein our profiled companies will gain increased exposure via the offline magazine and online WWW.INSTITUTIONALinvestor.com. The initial issue will be in distribution in March 2003.

Maximize Revenues From Users of our Website. We plan to add e-commerce opportunities to our Web site in an effort to generate revenues from user of our Web site. More e-commerce partners will provide more buying opportunities on the site and we plan to integrate these in the search results and within other tools and content on the site. We also plan to increase the advertising revenue per user through customer-targeting capabilities on the site.

Pursue Acquisitions and Strategic Alliances. To further meet the needs of financial professionals and business decision makers worldwide, we intend to pursue acquisitions of, and strategic relationships with, companies with complementary services and technologies and to expand our information and services to cover more business organizations in international markets. Increase our Sales Staff. As more companies look for online services to enhance productivity, we plan to increase our sales staff to gain a greater share of this growing market.

Technology Advancement. We plan to continuously advance and develop new technologies that will enhance the user experience. We intend to expand our technology services through ongoing investment, integration of new technologies, and through targeted acquisitions.

Sales and Marketing

Subscribers

We expect that subscribers for our corporate news service will primarily be corporations that post profiles and streaming audio and video presentations on our Web site. We plan to attract subscribers through direct marketing efforts, media advertising and referrals.

Advertising and e-Commerce

We plan to offer a variety of advertising options that may be purchased individually or in packages. This may include banners and button advertisements on our site, which can be rotated on a run-of-site basis or targeted to a particular audience. Run-of-site advertisements appeal to advertisers seeking general brand recognition across our online audience. Banners and buttons are generally sold under short-term insertion orders based on a price per thousand impressions served.

We plan to generate e-commerce revenues from advertisers or sponsors that pay either a fee per transaction or a percentage of sales directly generated by their placement on our Web site. These fees can originate from buttons, banners or in-context text links within our site.

Licensing and Syndication

We plan to license and syndicate portions of our proprietary information and certain tools to third parties for redistribution. We believe potential customers will range from traditional online service providers to other Web sites. We plan to provide our customers with either a customized data feed of our proprietary company information, or a co-branded set of Web pages designed for the customer. License and syndication fees will be based upon variables, such as the amount of information and number of tools, the number of seats, the number of capsules viewed or the number of terminals.

Marketing Relationships

We plan to develop relationships with frequently visited and well-known Web sites in order to expand our audience. We plan to build customized versions of our company profiles to be co-branded and integrated into partners' Web sites. A customized, co-branded company profile may feature links to portions of the other Web site as well as links back to our Web site for additional information. By incorporating links back to our Web site, we can introduce our information to a broader audience while displaying our free advertising-supported company information within the context of the other Web site.

Our marketing relationships will be important for increasing our brand awareness and attracting new visitors to our Web site. We will pursue relationships that increase the value of our brand name and introduce new audiences to our information.

Competition

Many Web sites compete for the attention and spending of financial professionals, and advertisers, particularly in the business information area. We expect this competition to continue to increase. We compete for subscribers, visitors, advertisers and content providers with many types of companies, such as:

         large, well-established business and financial information providers such as Dow Jones, Dialog, Lexis-Nexis, Pearson, Reuters, Thomson, Primark and McGraw-Hill;

         providers of company information, such as Dun & Bradstreet, MarketGuide, a division of Multex, and Standard & Poor's;

         on-line information services or Web sites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg;

         Web retrieval, Web "portal" companies and other free or low-cost mass market on-line services such as Excite, Infoseek, Lycos, Yahoo! and AOL/Netscape;

         Web sites focused on subscription business models, such as The Wall Street Journal Interactive Edition;

         free or low-cost specialized business and financial information Web sites such as Hoovers.com, Marketwatch.com, Multex.com and TheStreet.com; and

         other Web sites with a business orientation or a business channel, such as Office.com and Business.com.

Our ability to compete depends on many factors, including:

         the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors;

         the cost of our services compared to our competitors;

         the ease of use of services developed either by us or our competitors;

         the usefulness of our tools;

         the attractiveness of the demographic characteristics of our audience; and

         the effectiveness of our sales and marketing efforts.

Subsequent Events

On December 10, 2002, the Company executed a letter of intent to acquire all of the issued and outstanding common stock of a registered broker/dealer. The terms of the letter of intent prohibit the Company from disclosing details of the proposed transaction including the identity of the acquisition target. The exclusivity clause of the letter of intent with respect to restrictions on the target negotiations with third parties has expired. The Company has formed Michael Adams Securities, Inc., a Delaware corporation, as its subsidiary and the vehicle for the acquisition. The closing of the transaction is subject to certain conditions including but not limited to the completion of due diligence by the Company of the acquisition target and the approval of NASD Regulations, Inc. and Securities and Exchange Commission. There is no guarantee that NASD Regulation, Inc. or the Securities and Exchange Commission will approve the proposed transaction or that the proposed transaction will be consumated.

On January 10, 2003, the Company and the holder of a promissory note dated January 14, 2002 in the principal amount of $200,000 agreed to extend the maturity date of the note from January 13, 2003 to June 1, 2003.

On January 13, 2003, the Company retained the services of Holtz Rubenstein & Co. LLP as the Company's new independent auditors. The Company dismissed its former independent auditors, Capraro Centofranchi Kramer & Co.; however, Capraro Centofranchi Kramer & Co. was retained by the Company as a consultant with respect to its internal accounting functions.

Registration Under the Investment Advisors Act

To engage in certain components of our planned operations, we are required to register with the Securities and Exchange Commission as an investment advisor under the Investment Advisors Act of 1940, as amended. As an investment adviser, we will be subject to restrictions against engaging in fraudulent, deceptive or manipulative acts or practices. We will be subject to remedial sanctions, including censure, limitations on our operations, suspension for a period not exceeding 12 months, and revocation for, among other things, willfully violating or aiding or abetting a violation of the Securities Act, the Exchange Act, the Investment Company Act, the Investment Advisers Act or any rule or regulation adopted pursuant to any of such acts.

We have filed with NASD Regulation entitlement forms for access to the Investment Advisor Registration Depository (IARD) and have established an IARD User Account. We anticipate filing Form ADV to apply for registration with the Securities and Exchange Commission as an investment advisor during the course of the new fiscal year. We believe that such registration will be effected some time within the second quarter of 2003. We have delayed the filing of Form ADV as our business model has been modified and the components of our plans that require registration have not been implemented and are not an integral part of our operations. However, until such time as we file Form ADV, we will not be able to commence certain of our planned operations. The requirement to register as an investment advisor with the Securities and Exchange Commission will cause us to incur additional costs and expenses, will result in delays in certain operations and the execution of certain plans.

Government Regulation

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to commercial online services or the Internet. However, due to increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. These laws and regulations may cover issues including, for example, user privacy, pricing and characteristics, and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues including, for example, property ownership, libel and personal privacy, is uncertain and could expose us to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business, results or operations and financial condition. In certain states, legislation has been introduced to tax the sales of goods over the Internet the same as sales of personal property through traditional channels.

As our services are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate our transmissions of content on our Web site or on the Web sites of others or prosecute us for violations of their laws. We cannot assure you that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

We are aware of the sensitive regulatory climate in which we plan to operate. In March 2000, the Securities and Exchange Commission announced that it had a special operation to target fraudulent and manipulative practices relating to the promotion of securities on the Internet. We are also aware that Regulation F-D, adopted by the Securities and Exchange Commission during 2000, somewhat restricts the ability to obtain information from issuers.

Part of our business will include posting profiles of private and public issuers. We may be subject to liability under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, each as amended, in the event that these issuers commence a public or private offering of their securities. In particular, with respect to private issuers relying on certain exemptions from the registration requirements of the Securities Act, the information we post on our Web site about issuers that engage in a private offering may be deemed to be a public offer of securities. Similarly, with respect to issuers that intend to commence a public offering of their securities, information that we post on our Web site about these issuers my be deemed to be a prospectus. To avoid making public offerings of securities that are intended to be privately placed and to avoid information about public issuers posted on our Web site being deemed a "prospectus" with respect to issuers that are engaging in a public offering, before engaging our services, issuers will be required to represent to us in their engagement agreement with us that, prior to engaging in any public or private offering, they will advise us of such intention. Further, such issuer will acknowledge in the engagement agreement that any information regarding an issuer will be removed from the Company's Web site prior to such issuer commencing any offering.

Management expects to observe regulatory/compliance standards, however, we cannot assure you that we will avoid regulatory inquiries, the costs of responding to regulatory inquiries, or the imposition of sanctions, fines or other penalties which it may incur.

Intellectual Property

Our proprietary database of company information is copyrighted. To protect our rights to intellectual property, we rely on a combination of copyright law, trademark, trade secret protection, confidentiality agreements and other contractual arrangements with our customers and strategic partners. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered a number of our trademarks in the United States, and we have pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially and adversely affect our business, results of operations and financial condition. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. The loss or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new services.

Employees

As of the date of this Form 10KSB, we have 12 employees and 1 consultant. All employees and the consultant are retained pursuant to agreements that can be terminated by us at-will. As we continue to grow and execute our strategic plan, we expect to hire additional personnel, particularly in the areas of sales and marketing, product development and technology. None of our staff is represented by a labor union. We believe that our relationship with our employees is good. Competition for qualified personnel in our industry is intense.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters are located in an approximately 800 square foot rented facility in Melville, New York, under an office service agreement which expired in October 2002 and was renewed for a period ending in June 2003. We also lease an approximately 2,200 square foot office and executive residential facility in New York, New York under month-to-month lease arrangement. We believe our present office space is suitable for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

In January 2003, Bondy & Schloss LLP, a law firm which formerly provided services to the Company, filed a complaint against the Company as well as against Michael Adams Consulting, Inc. and V. William Lucchetti, Jr. in the Supreme Court of the State of New York, County of New York, alleging monies owed to the plaintiff for certain legal services. The plaintiff seeks monetary damages totaling $73,339.00 plus costs and attorney's fees. The Company, which intends to defend the action vigorously as well as interpose counterclaims, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended November 30, 2002, no matters were submitted by the Company to a vote of its stockholders.

On July 23, 2002, the Board of Directors and a Stockholder, V. William Lucchetti, the Company's Chairman and President, representing approximately 94% of the total issued and outstanding shares of the Company's Common Stock as of November 30, 2002 took action by written consent to increase the size of the Company's Board of Directors and appointed James A Favia as an additional director whose term expires upon the election and qualification of his successor or until his earlier resignation or removal

On January 13, 2003, the Board of Directors and a Stockholder, V. William Lucchetti, the Company's Chairman and President, representing approximately 94% of the total issued and outstanding shares of the Company's Common Stock as of November 30, 2002 took action by written consent to retain the services of Holtz Rubenstein & Co. LLP as the Company's new independent auditors. The Company filed Form 8-K on January 15, 2003 and 8-KA on January 21, 2003 with respect to the appointment of Holtz Rubenstein & Co. LLP as its independent auditors.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock currently trades under the symbol "MRPT."

We were organized in December 2000. Our initial capitalization consisted of 3,000 shares of authorized capital stock, of which 2,000 shares were designated as common stock, $0.01 par value per share, and 1,000 shares were designated as preferred stock, $1.00 par value per share, of which 1,500 shares of our common stock were issued and outstanding to one shareholder.

On April 29, 2001, our board of directors and sole stockholder increased the authorized amount of our capital stock, and reduced the par value of our capital stock, to 30,000,000 shares, consisting of 25,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. As of January 16, 2002, there were 15,845,000 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding. This amount takes into account a 10,000-for-one forward stock split that our board of directors and sole stockholder authorized on April 29, 2001.

Since July 2, 2002, the Company's Common Stock has traded on the over-the-counter electronic bulletin board. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 2002 reported by Nasdaq. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Common Stock

Year             Period                      Bid Information
----             ------                      ---------------
                                        High                 Low
                                        ----                 ---
2002             3rd Quarter            $5.50               $1.50
                 4th Quarter            $7.92               $2.75

As reported by the Nasdaq OTC Bulletin Board, on February 28, 2003 the closing bid price of the Common Stock was $3.15 per share.

Holders

As of November 30, 2002, there were approximately 106 holders of record of the Company's common stock as determined from the Company's transfer agent's list. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends

The Company has never declared nor paid any cash dividends on its common stock and does not anticipate paying dividends in respect of its common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, its earnings (if any), financial condition, cash flows, capital requirements and other relevant considerations, including applicable contractual restrictions and governmental regulations with respect to the payment of dividends.

Recent Sales of Unregistered Securities

Private Placement

During September through November 2002, we issued convertible promissory notes to 12 individuals with an aggregate principal amount of $240,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of September 1, 2003. Pursuant to the terms of the convertible notes, prior to September 1, 2003, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (z) 2.50.

During November 2002, we issued convertible promissory notes to 27 individuals with an aggregate principal amount of $60,125. The convertible notes bear interest at a rate of 8% per annum with a maturity date of September 30, 2003. Pursuant to the terms of the convertible notes, if the Company does not prepay the note prior to September 30, 2003, the Company shall convert the balance due together with accrued interest into shares of common stock of Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company. The conversion ratio is one and one-half dollars ($1.50) per share of common stock.

During July 2002, we issued a convertible promissory note to 2 individuals with an aggregate principal amount of $115,000. The convertible note bears interest at a rate of 8% per annum with a maturity date of July 1, 2003. Pursuant to the terms of the convertible notes, prior to July 1, 2003, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the lesser of: (i) one and one-half dollars ($1.50) per share of common stock; and (ii) the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market on which our common stock is then traded, during the 30 trading days prior to date of the conversion.

During June 2002, we issued convertible promissory notes to 10 individuals with an aggregate principal amount of $221,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of June 1, 2003. Pursuant to the terms of the convertible notes, prior to June 1, 2003, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the lesser of: (i) two dollars ($2.00) per share of common stock; and (ii) the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market on which our common stock is then traded, during the 30 trading days prior to date of the conversion.

During May 2002, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $38,500. The convertible notes bear interest at a rate of 8% per annum with a maturity date of May 1, 2003. Pursuant to the terms of the convertible notes, prior to May 1, 2003, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the lesser of: (i) one and one-half dollars ($1.50) per share of common stock; and (ii) the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market on which our common stock is then traded, during the 30 trading days prior to date of the conversion.

During February 2002, we sold an aggregate amount of 30,232 shares of unregistered common stock to 8 individuals at the price of $1.50 per share for the total amount of $45,350. The shares were issued by the Company to the investors on December 4, 2002.

On November 16, 2001, we issued a 60-day, $100,000 principal amount promissory note to one of our shareholders. The note bears interest at the rate of 13% per annum. On January 8, 2002, we issued an amended and restated promissory note to such shareholder that extended the maturity date of the November 16, 2001 note until March 10, 2002. The maturity date of the November 16, 2001 note was subsequently extended to September 10, 2002; November 15, 2002 and later to June 1, 2003. On January 14, 2002, we issued a 120-day, $200,000 principal amount promissory note to the same shareholder. The maturity date of the January 14, 2002 note was subsequently extended to September 10, 2002, January 13, 2003 and later to June 1, 2003. The January 14, 2002 note bears interest at the rate of 13% per annum.

The issuance of the securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements contained in Item 8 of Part IV of this Form 10-KSB.

Year Ended November 30, 2002, as compared to Period from December 13, 2000 (Inception) to November 30, 2001

         Overall Financial Situation. The Company had revenues of $26,337 with costs of revenues of $36,689 for the year ended November 30,2002. The Company had a stockholders' deficiency at November 30, 2002 in the amount of $1,277,055, an increase of $1,049,218 from the stockholders' deficiency at November 30, 2001 of $227,837. This increase is primarily due to the net loss of $1,094,568 for the period ended November 30, 2002. The Company did not have revenues during 2001. Selling general and administrative expenses increased from 2001 by $167,869 or 19.6%, resulting in a loss from operations of $1,036,189 for 2002. Interest expense increased by $54,259 for 2002 from $1,005 for 2001 due to the convertible note financing in 2002.

         Revenues. We generated revenues of $26,337 from continuing operation during the fiscal year ended November 30, 2002 and no revenues during the period from December 13, 2000 (Inception) to November 30, 2001.

         Selling, General and Administrative Expenses. Selling general and administrative expenses increased from 2001 by $167,869 or 19.6%, resulting in a loss from operations of $1,036,189 for 2002. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

         Other Expense. During the fiscal year ended November 30, 2002, we incurred realized loss on the sale of certain marketable securities of $2,660 compared to a realized and unrealized losses aggregating $190,649 during the period from December 13, 2000 (Inception) to November 30, 2001.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report.

Revenue Recognition and Allowance for Doubtful Accounts. We recognize revenue from the provision of professional services under written service contracts with our clients. We derive our revenue from fixed-price, fixed-time contracts. Revenue generated from these contracts is recognized based on the ratio of labor hours incurred to estimated total labor hours. This method is used because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made, based on historical experience and milestones set in the contract.

If we do not accurately estimate the resources required or the scope of work to be performed for a contract or we do not manage the project properly within the planned time period, then we may recognize a loss on the contract. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. We have committed unanticipated additional resources to complete projects in the past, which has resulted in lower than anticipated profitability or losses on those contracts. We expect that we will experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.

In some instances during 2002, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier.

Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since it's inception in 2000 has incurred substantial losses. The Company's accumulated deficit as of November 30, 2002 is approximately $2,145,055. To date, the Company has generated limited revenues from its proposed business model. The Company incurred a loss before other income of $1,036,189 and a net loss of approximately $1,094,568 for the fiscal year ended November 20, 2002. Additionally, cash used in operations totaled approximately $786,000 for the fiscal year ended November 30, 2002, while cash and cash equivalents at November 30, 2002 totaled approximately $146,658. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to execute its business strategy and/or its ability to raise additionally equity.

The Company's near term operating strategy focuses on the continued execution of its business plan. To date, the Company has successfully launched its joint venture with Institutional Investor, and is negotiating joint ventures with several major content distributors. The Company is also exploring its ability to raise additional equity through a private placement of the Company's common stock or promissory notes convertible into the Company's common stock. The Company believes that it will be able to raise additionally equity capital, and that the capital raised will be sufficient to fund and execute its business plan.

The Company's ability to operate as a going concern is dependent on its ability to execute its business plan and/or raise additionally equity. There can be no assurance that the Company will be able to achieve or sustain any level of profitability in the future. Future operating results will depend on a number of factors, including demand for, and market acceptance of, the Company's services and prevailing economic conditions. Moreover, the Company has not yet generated any meaningful revenues, and no assurance can be given that it will do so in the future. There can be no assurance that the Company will generate sufficient revenues to ever achieve profitability or otherwise sustain its profitability in the future. While the Company is exploring raising additional equity capital, there can be no assurance that the additional equity infusion will be consummated. However, although no assurances can be given, the Company is confident that it will be able to continue operating as a going concern.]

Liquidity and Capital Resources

During May through November 2002, we issued convertible promissory notes to 60 individuals with an aggregate principal amount of $674,625. The convertible notes bear interest at a rate of 8% per annum with a maturity date s ranging from May 1, 2003 to September 30, 2003. Pursuant to the terms of the convertible notes, prior to their respective maturity dates, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio ranges from: (y) the lesser of: (i) one and one-half dollars ($1.50) per share of common stock; and (ii) the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market on which our common stock is then traded, during the 30 trading days prior to date of the conversion; to (z) the greater of: (y) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (z) 2.50. Pursuant to the terms of certain convertible notes issued in November 2002 to 27 individuals, if the Company does not prepay the note prior to September 30, 2003, the Company shall convert the balance due together with accrued interest into shares of common stock of Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company at a conversion ratio of one and one-half dollars ($1.50).

On November 16, 2001, we issued a 60-day, $100,000 principal amount promissory note to one of our shareholders. The note bears interest at the rate of 13% per annum. On January 8, 2002, we issued an amended and restated promissory note to such shareholder that extended the maturity date of the November 16, 2001 note until March 10, 2002. The maturity date of the November 16, 2001 note was subsequently extended to September 10, 2002; November 15, 2002 and later to June 1, 2003. On January 14, 2002, we issued a 120-day, $200,000 principal amount promissory note to the same shareholder. The maturity date of the January 14, 2002 note was subsequently extended to September 10, 2002, January 13, 2003 and later to June 1, 2003. The January 14, 2002 note bears interest at the rate of 13% per annum.

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

During February 2002, we sold an aggregate amount of 30,232 shares of unregistered common stock to 8 individuals at the price of $1.50 per share for the total amount of $45,350. The shares were issued by the Company to the investors on December 4, 2002.

As of August 31, 2002, we sold an aggregate of 147,700 shares of Netwolves Corp. and 495,000 of Netcurrents, Inc., and we owned 5,000 shares of Netcurrents, Inc. and no shares of Netwolves Corp. Netcurrents, Inc. is no longer conducting business. Thus, the shares of Netcurrents, Inc. have no value.

We have used the gross proceeds from these offerings to, among other things, obtain additional office space, for other general and administrative expenses, including the construction and redesign of our Web site and pay for our obligations to Michael Adams Consulting, Inc., a company wholly owned by V. William Lucchetti, Jr., our president and CEO pursuant to a consulting agreement which has since expired.

As of November 30, 2002, we had $146,658 in cash and cash equivalents.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. We have 12 full time employees. We have engaged one full-time consultant pursuant to an agreement. We pay to this consultant approximately $5,000 per month.

Based on our current plans, we do not believe that our cash and cash equivalents and cash flows will be sufficient to enable us to meet our planned operating needs. To execute our business plan over the next twelve months, we believe that we will require approximately $40,000 per month over the next 12 months, which will require us to raise, approximately, an additional $480,000. We anticipate that we will raise these additional funds through the private sale of our securities and/or through loans issued to us by our officers and/or directors.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

         expenses incurred by us in connection with the redesign of our Web site;

         costs associated with any acquisitions targets;

         costs associated with marketing our services;

         expense incurred in connection with our registration as an investment advisor and compliance with the Investment Advisors Act; and

         our ability to implement our business strategy.

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

Impact of Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact on the Company.

In November 2002, the FASB's Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on the Company.

In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company, as they have yet to issue stock based employee compensation.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. The adoption of FIN 46 is not expected to have a significant impact on the Company.

Inflation

Since the inception of the Company in December 2000, the rate of inflation has remained low and the cost of the Company's operations has not been significantly affected by inflationary trends in the economy.

ITEM 7.  FINANCIAL STATEMENTS

The report of the Company's Independent Auditor, the Company's financial statements and notes to financial statements appear herein commencing on Page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL

On January 13, 2003, the Board of Directors and a Stockholder, V. William Lucchetti, the Company's Chairman and President, representing approximately 94% of the total issued and outstanding shares of the Company's Common Stock as of November 30, 2002 took action by written consent to retain the services of Holtz Rubenstein & Co. LLP as the Company's new independent auditors. The Company filed Form 8-K on January 15, 2003 and 8-KA on January 21, 2003 with respect to the appointment of Holtz Rubenstein & Co. LLP as its independent auditors.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2002, concerning each director and executive officer of the Company.

                                     Positions with
Name                          Age    the Company                       Position Held Since
----                          ---    -----------                       -------------------
V. William Lucchetti, Jr.     37     Chairman of the Board of          2000
                                     Directors, Chief Executive
                                     Officer and President

Adam J. Reznikoff             31     Vice President-North American     2000
                                     Sales and Director

James Favia                   65     Director                          2002

Joel Soren                    58     Vice President                    2001

The business address for each of our officers and directors is 200 Broadhollow Road, Suite 207, Melville, NY 11747.

The following sets forth the business experience of each director, executive officer, including principal occupations, at present and for at least the past five years.

         V. William Lucchetti, Jr. Mr. Lucchetti has been our Chairman, Chief Executive Officer and President since our inception in December 2000. Also, since August 1999, Mr. Lucchetti has served as the Chief Executive Officer, President and a director of Michael Adams Consulting, Inc. From August 1998 to April 1999, Mr. Lucchetti served as the Vice President-Sales, Recruiting and Training of Kirlin Securities, Inc. From July 1994 to August 1998, Mr. Lucchetti served as the Vice President Sales of GKN Securities Corp.

         Adam J. Reznikoff Mr. Reznikoff has been our Vice President-North American Sales and a director since our inception in December 2000. From May 2000 to November 2000, Mr. Reznikoff served as the Vice President Marketing and Sales for Michael Adams Consulting, Inc. From August 1998 to May 2000, Mr. Reznikoff was an Account Executive at Kirlin Securities, Inc. From November 1996 to August 1998, Mr. Reznikoff was an Account Executive at GKN Securities Corp.

         James Favia Mr. Favia has been a director since July 2002. From 1997 until 2002, Mr. Favia was a consultant to Donald & Co. Securities, Inc., a brokerage firm. Formerly, Mr. Favia was Research Director of both Chemical Bank and Kuhn, Loeb & Company. At Chemical Mr. Favia was responsible for the management of high profile portfolios that included technology and healthcare companies with market capitalization of $100 million. This institutional money managed operation was subsequently spun off as a wholly owned subsidiary of Chemical Bank under the name Favia, Hill with $9 billion under management. Mr. Favia has been a principal in Shaw Venture Capital. Mr. Favia has served on several Boards of Directors and on the Investment Committee of Catholic Charities of Rockville Center. Mr. Favia has also served as a Vice President and Treasurer of The New York Society of Securities Analysts and is a Chartered Financial Analyst.

         Joel Soren. Mr. Soren has been Vice President of the Company since December 2001. From June 2000 to December 2001, Mr. Soren was Executive Vice President and Managing Director at Somerset Financial Group. From September 1999 to June 2000, Mr. Soren was Branch Manager at Kirlin Securities. From July 1999 to August 1999, Mr.Soren was a consultant and then appointed president of Traderight Securities. From June 1997 to June 1999, Mr. Soren was Director of Retail Sales at Herbert J. Sims.

The Company's directors are elected for a period of one year and until their successors are duly elected and qualified. There are currently three members of the Board of Directors. On July 23, 2002, the Board of Directors and a Stockholder, V. William Lucchetti, the Company's Chairman and President, representing approximately 94% of the total issued and outstanding shares of the Company's Common Stock as of November 30, 2002 took action by written consent to increase the size of the Company's Board of Directors and appointed James A Favia as an additional director whose term expires upon the election and qualification of his successor or until his earlier resignation or removal

To the knowledge of management of the Company, except as set forth above, no director of the Company holds any directorship in any other company with a class of securities registered pursuant to Section 12, or subject to the requirements of Section 15(d), of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended November 30, 2002 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the period beginning December 13, 2000 to November 30, 2002 and all officers who earned over $100,000 (the "Named Executive Officers"). None of our executive officers are compensated in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                                            Long-Term
                                                                Annual Compensation                       Compensation
                                                 ---------------------------------------------------     ---------------
                                                                                                           Securities
                                                                                      Other Annual         Underlying
Name and Principal Position                      Year    Salary ($)    Bonus ($)    Compensation ($)     Options/SARs(#)
---------------------------                      ----    ----------    ---------    ----------------     ---------------
V. Willam Lucchetti, Jr.                         2002      $31,846         --         $68,300(1)                  --
   Chairman, President, Chief Executive and      2001           --         --              --                     --
   Operating Officer and Treasurer                              --         --              --                     --

Adam J. Reznikoff                                2002      $17,423         --              --                     --
   Secretary and                                 2001      $28,770         --              --                     --
   Director                                                     --         --              --                     --

-------------------
(1) Compensation paid to Michael Adams Consulting, Inc. which is wholly owned by Mr. Lucchetti.

We have not granted any stock options to the named executive officer. None of our employees are employed pursuant to employment agreements.

Director's Compensation

Directors who are not employees of the Company are compensated at a rate of $1,000 for each meeting of the full Board of Directors which they attend in person, up to a maximum of $5,000 in any one year, plus expenses for attending such meetings. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

                           OPTIONS/SAR GRANTS IN 2002
                           --------------------------

         There were no option grants 2002.

                     AGGREGATE OPTION EXERCISES IN 2002 AND
                       2002 FISCAL YEAR-END OPTION VALUES
                       ----------------------------------

         There were no option exercises in 2002.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not have a compensation committee. The Board of Directors determines executive compensation, based on corporate performance and market conditions.

Employment Agreements

The Company has employment agreements with each employee of the Company that sets forth confidentiality obligations and intellectual property ownership. Pursuant to each of the employment agreements, each employee is an employee at will which may be terminated by the Company at any time for any reason.

Stock Option Plan

In April 2001, we adopted the 2001 Stock Option Plan, referred to as the 2001 Plan. The 2001 Plan will expire in April 2011, unless terminated earlier by our board of directors at their discretion. The 2001 Plan provides for the grant of options to purchase shares of our common stock, including:

         incentive stock options, as defined by Section 422 of the Internal Revenue Code, that may be granted solely to employees, including officers,

         non-qualified stock options, being stock options other than incentive stock options, that may be granted to employees, including officers, and non-employee directors and individuals with whom we have consulting agreements.

Share Reserve. We authorized the issuance of 1,000,000 shares of our common stock pursuant to the 2001 Plan. As of November 30, 2002, we have not granted any options under the 2001 Plan. Shares subject to awards under the 2001 Plan that have expired or otherwise terminated without having been exercised in full again become available for the grant of awards under the 2001 Plan. Shares issued under the 2001 Plan may be previously unissued shares or reacquired shares of common stock.

Awards. Stock options may be granted under the 2001 Plan to our employees, non-employee directors and individuals with whom we have consulting agreements. The stock options granted will be either incentive stock options or non-qualified stock options.

An incentive stock option is a stock option that has met the requirements of
Section 422 of the Internal Revenue Code and, except as set forth below, must be granted with an exercise price of at least 100% of the fair market value at the date of grant.

No incentive stock option, and, prior to our stock being publicly traded, no non-qualified stock option, may be granted to any person, who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the total combined voting power of our company or any affiliate, unless the following conditions are satisfied:

         the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

         the term of any incentive stock option award must not exceed five years from the date of grant.

Plan Administration. The 2001 Plan is administered by our board of directors. Our board of directors interprets all questions relating to the 2001 Plan and its decisions are final and binding on all participants. Any determination by a majority of the members of the board of directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole board of directors. Under the 2001 Plan, the board of directors may, at any time or from time to time, appoint a committee of at least two members of the board of directors and delegate to the committee the authority of the board of directors to administer the 2001 Plan. Upon such appointment and delegation, such committee shall have all the powers, privileges and duties of the board of directors, and shall be substituted for the board of directors, in the administration of the 2001 Plan, subject to certain limitations.

Term of Awards. In general, the term of stock options granted under the 2001 Plan is ten years. In the event an awardee's service relationship with us ends, other than upon the awardee's death or disability, the award may be exercised within a period of 90 days following termination, provided that the award has already vested. If the awardee's termination of service is for cause, such period will not exceed thirty days. Any award not already vested, or not exercised within these periods shall terminate. If the awardee dies, any vested award may be exercised within the time period specified in the award agreement, being at least six months, or if no time is specified, twelvemonths.

Payment of Exercise Price. Awardees may pay the exercise price of their awards, if any, as determined by the compensation committee, and acceptable consideration includes cash, checks, and promissory notes. Generally, an option holder may not transfer a stock option to any entity other than a spouse or descendants or to a trust, or other entity owned by such a trust, for the primary benefit of the option holder, his spouse and/or his descendants.

Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2001 Plan, the number and class shares covered by each outstanding option and the exercise price per share of each outstanding option, but not the total price, and all such options, shall each be proportionately adjusted for any increase decrease in the number of issued common stock resulting from split-up, spin-off or consolidation of shares or any like capital adjustment or the payment of any stock dividend. Generally, any option granted shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation. However, the optionee shall have the right immediately prior to any such transaction to exercise his or her option in whole or in part.

Additional Provisions. The board of directors may, in their sole discretion, include additional provisions in any option or award granted or made under the 2001 Plan that are not inconsistent with the 2001 Plan or applicable law. The board of directors may also, in its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the 2001 Plan may be exercised.

Limitation of Liability and Indemnification Matters

Article eighth of our certificate of incorporation provides that the personal liability of our directors will be eliminated to the fullest extent permitted by the provisions of paragraph (7) of subsection (b) of ss. 102 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented. Article sixth of our certificate of incorporation provides that we will, to the fullest extent permitted by the provisions of the General Corporation Law of the State of Delaware, indemnify all persons whom we may indemnify under such provisions. The indemnification provided by this section shall not limit or exclude any rights, indemnities or limitations of liability to which any person may be entitled, whether as a matter of law, under our bylaws, by agreement, vote of our stockholders or disinterested directors, or otherwise. Except as specifically required by the General Corporation Law of the State of Delaware, as the same exists or may be amended, none of our directors of will be liable to us or our stockholders for monetary damages for breach of his or her fiduciary duty as a director. No amendment to or repeal of this provision of our certificate of incorporation will apply to or have any effect on the liability or alleged liability of any director for or with respect to any acts or omissions of that director occurring prior to the amendment or repeal.

Under Section 145 of the Delaware General Corporation Law, we have the power, under certain circumstances, to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of ours, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including attorneys' fees, and judgments against, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, that type of indemnification is against public policy as expressed in the Act and is therefore unenforceable.

There is no pending litigation or proceeding involving any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of November 30, 2002 by:

         all persons who are beneficial owners of five percent (5%) or more of our common stock;

         each of our directors;

         each of our executive officers; and

         all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 15,875,232 shares of common stock outstanding as of November 30, 2002.

Beneficial ownership is determined in accordance with the rules of the SEC. No shares of common stock of the Company are subject to options held by any persons.

                                                                                                   Approximate
Name and Address of Beneficial Holder                                    Number of Shares      Percentage of Class
-------------------------------------                                    ----------------      -------------------

V. William Lucchetti, Jr...........................................          14,962,980               94.25%
Adam J. Reznikoff..................................................                  --                  --
James A. Favia.....................................................                  --                  --
Joel Soren*........................................................                 500                  --
All executive officers and directors as a group
  (3 persons)......................................................          14,963,480               94.25%

-------------------
  *Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the formation of our company, in December 2000, we issued to
V. William Lucchetti, Jr., the chief executive officer, president and a director of our company, 1,500 shares of our common stock for aggregate consideration of $150. On April 29, 2001, these shares have been subject to a 10,000 for one forward stock split.

In January 2001, we entered into a consulting agreement with Michael Adams Consulting, Inc., a Delaware corporation that is wholly owned by Mr. Lucchetti. Mr. Lucchetti formed Michael Adams Consulting in 1999 to engage in management and financial consulting for public and private companies. Pursuant to the consulting agreement, Michael Adams Consulting provided consulting services that include management, executive and administrative services, public relations, media relations and marketing. Michael Adams Consulting also provided to us the services of Mr. Lucchetti and one administrative assistant. Mr. Lucchetti and the administrative assistant are Michael Adams Consulting's only employees. Additionally, Michael Adams Consulting engaged the services of other consultants on a short-term, per project basis. These consultants included, but were not limited to, sales and marketing professionals, Web development and design professionals and editorial and Web content professionals. At any given time, Michael Adams consulting retained one to twenty consultants, depending on its needs. Michael Adams Consulting permitted us to use the services of these additional consultants on a per project basis, as needed by our company depending on these consultants availability. These consultants did not work exclusively for our company or Michael Adams Consulting. The consulting agreement with Michael Adams Consulting has expired and the Company has assumed all functions previously preformed by Michael Adams Consulting.

In consideration for these services, we paid to Michael Adams Consulting $25,000 per month, plus we reimbursed Michael Adams Consulting for all of its reasonable out-of-pocket expenses incurred in connection with its services under the consulting agreement. For the fiscal year ending November 30, 2002, we paid $68,300 in fees and expenses owed to Michael Adams Consulting. The consulting agreement with Michael Adams Consulting has expired and the Company has assumed all functions previously preformed by Michael Adams Consulting. We made the last payment to Michael Adams Consulting of $5,000 on July 27, 2002.

We lease an executive residence and office facility for $5,800 in monthly rent. In April 2001, we prepaid one year of rent on this facility. Since April 2002, the lease has been on a month-to-month term. Mr. Lucchetti has the exclusive personal use of the executive residence facility at no cost. The lease cost associated with the executive residence is not included as compensation to Mr. Lucchetti or Michael Adams Consulting.

We believe that all of the transactions discussed above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. A majority of our board of directors will approve all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                                                                                                                           Page
                                                                                                                           ----
         (a)(1)   The following financial statements of the Company are filed herewith:
                  A.       Report of Independent Certified Accountant.....................................              F-2 - F-3
                  B.       Balance Sheets for the years ended November 30, 2002 and 2001..................                 F-4
                  C.       Statements of Operations for the years ended November 30, 2002 and 2001........                 F-5
                  D.       Statements of Changes in Stockholders' Deficit for the years ended November 30,
                             2002 and 2001................................................................                 F-6
                  E.       Statements of Cash Flows for the years ended November 30, 2002 and 2001........                 F-7
                  F.       Notes to Financial Statements..................................................              F-8 - F-15
         (2)      The following exhibits of the Company are filed herewith, unless otherwise indicated:

Exhibit                                                                        Filed               Incorporated by
Number             Description                                                Herewith              Reference to
------             -----------                                                --------              ------------
   3.1             Certificate of Incorporation                                            The Registrant's Registration
                                                                                           Statement on Form SB-2 (No.
                                                                                           333-64244)

   3.2             By-laws                                                                 The Registrant's Registration
                                                                                           Statement on Form SB-2 (No.
                                                                                           333-64244)

   4.1             Specimen common stock certificate                                       The Registrant's Registration
                                                                                           Statement on Form SB-2 (No.
                                                                                           333-64244)

   4.2             2001 Stock Option Plan                                                  The Registrant's Registration
                                                                                           Statement on Form SB-2 (No.
                                                                                           333-64244)

   5.1             Opinion of Stephen J. Czarnik, Esq.                                     The Registrant's Registration
                                                                                           Statement on Form SB-2 (No.
                                                                                           333-64244)

  10.1            Consulting Agreement, dated January 1, 2001,                             The Registrant's Registration
                  between Michael Adams Consulting, Inc.                                   Statement on Form SB-2 (No.
                                                                                           333-64244)

  10.2            Office Service Agreement, dated July 7, 2000, with                       The Registrant's Registration
                  VANTAS Long Island, LLC                                                  Statement on Form SB-2 (No.
                                                                                           333-64244)

  10.3            Lease, dated March 30, 2001, with 25 Broad Street                        The Registrant's Registration
                  LLC                                                                      Statement on Form SB-2 (No.
                                                                                           333-64244)

Exhibit                                                                        Filed               Incorporated by
Number             Description                                                Herewith              Reference to
------             -----------                                                --------              ------------
  10.4            Form of Subscription Agreement executed by                               The Registrant's Registration
                  investors in the private offering or our common                          Statement on Form SB-2 (No.
                  stock that closed on May 15, 2001                                        333-64244)

  10.5            Promissory Note issued to Sherman Winski                                 The Registrant's Registration
                  November 16, 2001                                                        Statement on Form SB-2 (No.
                                                                                           333-64244)

  10.6            Amended and Restated Promissory Note issued to                           The Registrant's Registration
                  Sherman Winski January 8, 2002                                           Statement on Form SB-2 (No.
                                                                                           333-64244)

  10.7            Promissory Note issued to Sherman Winski dated                           The Registrant's Registration
                  January 14, 2002                                                         Statement on Form SB-2 (No.
                                                                                           333-64244)

  10.8            Form of Convertible Promissory Note (May 2002)                           The Registrant's Quarterly Report
                                                                                           on Form 10-QSB for the quarter
                                                                                           ended May 31, 2002

  10.9            Office Service Agreement, dated as of January 1,
                  2003, with HQ Global Workplaces                                *

 10.10            Form of Convertible Promissory Note (September -               *
                  November 2002)

 10.11            Form of Convertible Promissory Note (November 2002)            *

 10.12            Form of Convertible Promissory Note (July 2002)                *

 10.13            Form of Convertible Promissory Note (June 2002)                *

 10.14            Amendment No. 1 to the Amended and Restated                    *
                  Promissory Note issued to Sherman Winski dated
                  March 9, 2002

 10.15            Amendment No. 2 to the Amended and Restated                    *
                  Promissory Note issued to Sherman Winski dated
                  September 9, 2002

 10.16            Amendment No. 3 to the Amended and Restated                    *
                  Promissory Note issued to Sherman Winski dated
                  November 14, 2002

 10.17            Amendment No. 1 to the Promissory Note issued to               *
                  Sherman Winski dated April 10, 2002

 10.18            Amendment No. 2 to the Promissory Note issued to               *
                  Sherman Winski dated September 9, 2002

 10.19            Amendment No. 3 to the Promissory Note issued to               *
                  Sherman Winski dated January 10, 2003

  16.1            Letter from Capraro Centofranchi Kramer & Co.                            The Registrant's Current Report on
                                                                                           Form 8-KA dated January 21, 2003

  21.1            Subsidiaries                                                   *

  23.1            Consent of Capraro Centofranchi Kramer & Co., P.C.                       The Registrant's Registration
                                                                                           Statement on Form SB-2 (No.
                                                                                           333-64244)

  23.2            Consent of Stephen J. Czarnik, Esq. (included in                         The Registrant's Registration
                  Exhibit 5.1 hereof)                                                      Statement on Form SB-2 (No.
                                                                                           333-64244)

Exhibit                                                                        Filed               Incorporated by
Number             Description                                                Herewith              Reference to
------             -----------                                                --------              ------------
  24.1            Power of attorney                                                        The Registrant's Registration
                                                                                           Statement on Form SB-2 (No.
                                                                                           333-64244)

  99.1            Certification pursuant to Exchange Act Rules 13A-14
                  and 15D-14                                                     *

-------------------
 *Filed herewith.

         (b) The Company filed a Current Report on Form 8-K during the first quarter of 2003. Form 8-K/A dated January 21, 2003 in connection with the appointment of independent auditors.

ITEM 14. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

Based on evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, The Macreport.net, Inc.'s principal executive officer/principal accounting officer have concluded that The Macreport.net, Inc.'s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in internal controls.

There were no significant changes in The Macreport.net, Inc 's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIGNATURES
                                   ----------

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2003.


                                        THE MACREPORT.NET, INC.


                                        By: /s/ V. William Lucchetti, Jr.
                                           -------------------------------------
                                           V. William Lucchetti, Jr.
                                           Chairman, Chief Executive Officer and
                                           President


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

/s/ V. William Lucchetti, Jr.          Chairman, Chief Executive          March 17 2003
-------------------------------        Officer and President
V. William Lucchetti, Jr.              (Principal Executive Officer
                                       and Principal Accounting and
                                       Financial Officer)

/s/ Adam J. Reznikoff                  Vice President-North               March 17, 2003
-------------------------------        American Sales and
Adam J. Reznikoff                      Director

/s/ James Favia                        Director                           March 17, 2003
-------------------------------
James Favia

Consolidated Financial Statements



                                      INDEX


                                                                  Page
                                                                  ----

Independent auditors' reports                                   F-2 - F-3

Consolidated balance sheet                                         F-4

Consolidated statements of operations                              F-5

Consolidated statement of stockholders' deficiency                 F-6

Consolidated statements of cash flows                              F-7

Notes to consolidated financial statements                     F-8 - F-15

                             THE MACREPORT.NET, INC.
                                 AND SUBSIDIARY

                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                      FOR THE PERIOD FROM DECEMBER 13, 2000
                        (INCEPTION) TO NOVEMBER 30, 2002

                          Independent Auditors' Report


To the Board of Directors and Stockholders of The Macreport.Net, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheet of The Macreport.Net, Inc. and Subsidiary, a development stage company, as of November 30, 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macreport.Net, Inc. and Subsidiary as of November 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, The Macreport.Net, Inc. and Subsidiary is in the development stage and the Company's ability to continue in the normal course of business is dependent upon its ability to generate revenue and raise capital through the issuance of equity and/or debt securities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                             /s/ HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
March 15, 2003

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)

                           CONSOLIDATED BALANCE SHEET

                                NOVEMBER 30, 2002

                        ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $   146,658
                                                                    -----------
Total current assets                                                    146,658

EQUIPMENT, net                                                           37,924
DEPOSITS                                                                  5,845
                                                                    -----------

    Total assets                                                    $   190,427
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $   410,034
  Notes payable                                                         972,622
  Deferred revenue                                                       56,659
  Advances from stockholder                                              28,167
                                                                    -----------
    Total current liabilities                                         1,467,482
                                                                    -----------

COMMITMENTS

STOCKHOLDERS' DEFICIENCY:
  Preferred stock $.0001 par value, authorized 5,000,000
    shares, no shares issued                                               --
  Common stock $.0001 par value, authorized 25,000,000
    shares, 15,875,232 shares issued and outstanding                      1,588
  Additional paid-in-capital                                            866,412
  Deficit accumulated during the development stage                   (2,145,055)
                                                                    -----------
    Total stockholders' deficiency                                   (1,277,055)
                                                                    -----------

    Total liabilities and stockholders' deficiency                  $   190,427
                                                                    ===========


                 See notes to consolidated financial statements

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                             Period from
                                                                                  Period from                December 13,
                                                                                  December 13,                   2000
                                                           Year Ended           2000 (Inception)            (Inception) to
                                                          November 30,          to November 30,              November 30,
                                                              2002                    2001                       2002
                                                          ------------           --------------            -- ------------
                                                                                                             (Unaudited)
REVENUES                                                  $     26,337             $       --               $     26,337

COST OF REVENUES                                                36,689                     --                     36,689
                                                          ------------             ------------             ------------

GROSS PROFIT                                                   (10,352)                    --                    (10,352)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                    1,025,837                  857,968                1,883,805
                                                          ------------             ------------             ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                          (1,036,189)                (857,968)              (1,894,157)

OTHER INCOME (EXPENSE):
  Unrealized loss on non-marketable securities                    --                     (1,245)                  (1,245)
  Loss on sale of marketable securities                         (2,660)                (190,404)                (193,064)
  Interest expense                                             (55,264)                  (1,005)                 (56,269)
  Interest income                                                 --                        190                      190
                                                          ------------             ------------             ------------
                                                               (57,924)                (192,464)                (250,388)
                                                          ------------             ------------             ------------

LOSS BEFORE PROVISION FOR
 INCOME TAXES                                               (1,094,113)              (1,050,432)              (2,144,545)

PROVISION FOR INCOME TAXES                                         455                       55                      510
                                                          ------------             ------------             ------------

NET LOSS                                                  $ (1,094,568)            $ (1,050,487)            $ (2,145,055)
                                                          ============             ============             ============

NET LOSS PER COMMON SHARE

BASIC AND DILUTED LOSS PER SHARE                          $      (0.07)            $      (0.07)
                                                          ============             ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                          15,870,097               15,624,148
                                                          ============             ============


                 See notes to consolidated financial statements

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)

                     STATEMENT OF STOCKHOLDERS' DEFICIENCY


     FOR THE PERIOD FROM DECEMBER 13, 2000 (INCEPTION) TO NOVEMBER 30, 2002 (Amounts for the period from inception to November 30, 2002 are unaudited)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                            Common Stock             Additional       During the
                                                    ----------------------------      Paid-in         Development
                                                        Shares          Amount        Capital           Stage             Total
                                                    -----------     -----------     -----------      -----------      -----------

Balance, December 13, 2000                                 --       $      --       $      --        $      --        $      --

Issuance of common stock to founder
  ($.0001) per share                                 15,000,000           1,500          (1,350)            --                150
Stock issued for cash and marketable securities
  ($1.00 per share), net                                845,000              85         822,415             --            822,500
Net loss for the year                                      --              --              --         (1,050,487)      (1,050,487)
                                                    -----------     -----------     -----------      -----------      -----------

Balance, November 30, 2001                           15,845,000           1,585         821,065       (1,050,487)        (227,837)
Stock issued for cash ($1.50 per share), net             30,232               3          45,347             --             45,350
Net loss for the year                                      --              --              --         (1,094,568)      (1,094,568)
                                                    -----------     -----------     -----------      -----------      -----------

Balance, November 30, 2002                           15,875,232     $     1,588     $   866,412      $(2,145,055)     $(1,277,055)
                                                    ===========     ===========     ===========      ===========      ===========


                 See notes to consolidated financial statements

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Period from
                                                                                        Period from        December 13,
                                                                                       December 13,            2000
                                                                   Year Ended        2000 (Inception)     (Inception) to
                                                                  November 30,        to November 30,      November 30,
                                                                      2002                 2001               2002
                                                                 -------------       ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(1,094,568)          $(1,050,487)          $(2,145,055)
                                                                 -----------           -----------           -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                     11,017                 5,329                16,346
    Unrealized loss on non-marketable securities                        --                   1,245                 1,245
     Realized loss on sale of securities                               2,660                  --                   2,660
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
      Prepaid expenses                                                23,003               (23,003)                 --
      Security deposits                                                 --                  (5,845)               (5,845)
    Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                            215,279               194,755               410,034
    Deferred revenue                                                  56,659                  --                  56,659
                                                                 -----------           -----------           -----------
  Total adjustments                                                  308,618               172,481               481,099
                                                                 -----------           -----------           -----------
Net cash used in operating activities                               (785,950)             (878,006)           (1,663,956)
                                                                 -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                          2,945               603,150               606,095
  Purchase of property and equipment                                  (5,000)              (49,270)              (54,270)
                                                                 -----------           -----------           -----------
    Net cash (used in) provided by investing activities               (2,055)              553,880               551,825
                                                                 -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                         45,350               222,650               268,000
  Increase in shareholder loans                                       15,523                 2,644                18,167
  Proceeds from note payable                                         872,622               100,000               972,622
                                                                 -----------           -----------           -----------
    Net cash provided by financing activities                        933,495               325,294             1,258,789
                                                                 -----------           -----------           -----------

Net increase in cash                                                 145,490                 1,168               146,658

Cash and cash equivalents at beginning of year                         1,168                  --                    --
                                                                 -----------           -----------           -----------

Cash and cash equivalents at end of year                         $   146,658           $     1,168           $   146,658
                                                                 ===========           ===========           ===========



                 See notes to consolidated financial statements

                             THE MACREPORT.NET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEAR ENDED NOVEMBER 30, 2002 AND FOR THE PERIOD
             FROM DECEMBER 13, 2000 (INCEPTION) TO NOVEMBER 30, 2001

1.    Organization\Description of Business:

      The MacReport.Net, Inc. (the "Company") was incorporated in 2000 under the laws of the State of Delaware. The Company is an internet information and media company formed to allow publicly and privately held companies to communicate relevant corporate information directly with the investing public. This is done through the use of a web site that provides the user with key information via management interviews, press releases, video conferencing and other information. Revenues are generated from fee-based subscription to this service, the sale of enhanced services to the existing customer base, and from the sale of advertising space on the web site. The Company has its headquarters in Melville, NY and a satellite location in New York City. The Company is in the development stage as its operations principally involve development of the site, market analysis and other business planning activities and they have minimal revenue from its product and advertising sources. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

2.    Summary of Significant Accounting Policies:

      a. Principles of consolidation and basis of presentation

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Michael Adams Securities Inc. All significant intercompany transactions have been eliminated in consolidation. As of November 30, 2002, there were no intercompany transactions, nor did the subsidiary commence operations.

           The subsidiary was formed in November 2002 to facilitate the acquisition of a registered broker/dealer.

      b. Use of estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      c.   Revenue recognition

           Revenues from fee-based contracts with terms greater than one month are recognized ratably over the life of the contract. Advertising revenues are recognized over the period of the related ad.

      d. Cash and cash equivalents

         For purposes of the statement of cash flows, the Company includes cash on deposit, money market funds and amounts held by brokers in cash accounts to be cash equivalents.

      e.   Marketable securities

           The Company reports its investment in marketable securities under the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this standard, securities which are classified as "trading securities" are recorded in the Company's balance sheet at fair market value, with the resulting unrealized gain or loss recognized as income in the current period. Securities which are classified as "available for sale" are also reported at fair market value, however, the unrealized gain or loss on these securities is listed as a separate component of stockholders' deficiency.

      f. Allowance for doubtful accounts

           Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

      g. Equipment and depreciation

           Property and equipment is stated at cost. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by both straight-line and accelerated methods over the estimated useful lives of the assets.

      h. Concentration of risk

           The Company invests its excess cash in deposits and money market accounts with major financial institutions with strong credit ratings. Generally, the investments mature within ninety days, and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

      i. Loss per share

           Loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

      j. Income taxes/deferred income taxes

           The Company follows the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes, " which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect when these differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.

      k. New accounting pronouncements

           In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring". Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant impact on the Company.

      In November 2002, the FASB's Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement considerations should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on the Company.

      In November 2002, the FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company, as they have yet to issue stock based employee compensation.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003. The adoption of FIN 46 is not expected to have a significant impact on the Company.

3.    Supplemental Cash Flow Information:

                                                                           For the
                                                                         Period from
                                                                         December 13,
                                                                             2000
                                                Year Ended             (Inception) to
                                                November 30,            November 30,
                                                    2002                   2001
                                               -------------           -------------
    Cash paid for:
       Interest                                    $ 5,264             $     --
                                                   =======             ============

       Income taxes                                $ 455               $         55
                                                   =======             ============

      For the year ended November 30, 2001, the Company had a non-cash operating and financing activity when it received marketable securities valued at $600,000 for a common stock subscription.

      For the year ended November 30, 2001, the Company had a non-cash operating and financing activity when it received marketable securities valued at $10,000 from one of the stockholders.

4.    Equipment:

      Major classes of property and equipment consist of the following at November 30, 2002:

                                              Estimated
                                             Useful Life
                                                Years
                                             -----------

    Furniture and fixtures                       5           $   35,259
    Equipment                                    5               19,011
                                                             ----------
                                                                 54,270
    Less accumulated depreciation                                16,346
                                                             ----------

    Net property and equipment                               $   37,924
                                                             ==========

      Depreciation expense was $11,017 and $5,329 for the year ended November 30, 2002 and for the period from December 13, 2000 (Inception) to November 30, 2001, respectively.

5.    Notes Payable:

      Notes payable consist of the following at November 30, 2002:

    Promissory note, principal and interest due June 1, 2003.
       The note bears interest at a rate of 13% per annum.            $ 100,000

    Promissory note, principal and interest due June 1, 2003.
       The note bears interest at a rate of 13% per annum.              197,997

    Convertible notes payable (a)                                       674,625
                                                                     ----------
                                                                     $  972,622
                                                                     ==========

       (a) During September through November 2002, the Company issued convertible promissory notes with an aggregate principal amount of $240,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of September 1, 2003. Pursuant to the terms of the convertible notes, prior to September 1, 2003, the Company may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of:
            (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); or (ii) 2.50.

            During November 2002, the Company issued convertible promissory notes with an aggregate principal amount of $60,125. The convertible notes bear interest at a rate of 8% per annum with a maturity date of September 30, 2003. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to September 30, 2003, the Company shall convert the balance due together with accrued interest into shares of common stock of Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company. The conversion ratio is one and one-half dollars ($1.50) per share of common stock.

            During May through July 2002, the Company issued convertible promissory notes with an aggregate principal amount of $153,500. The convertible notes bear interest at a rate of 8% per annum with maturity dates of May through July 2003. Pursuant to the terms of the convertible notes, prior to the maturity date, the Company may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is one and one-half dollars ($1.50) per share of common stock.

            During June 2002, the Company issued convertible promissory notes with an aggregate principal amount of $221,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of June 1, 2003. Pursuant to the terms of the convertible notes, prior to June 1, 2003, the Company may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is two dollars ($2.00) per share of common stock.

6.    Commitments:

      a.   Leases

           The Company leases its Melville office space under a six month lease expiring June 2003, with minimum monthly rental of approximately $6,000, including office service expenses. The Company also leases an apartment in New York City for the personal use of its CEO under a month to month lease with minimum monthly rental of $5,800.

           Total rental expense was $140,000 and $96,600 for the year ended November 30, 2002 and for the period from December 13, 2000 (inception) to November 30, 2001, respectively.

7.    Related Party Transactions:

      Fees for management, executive, and administrative services paid to stockholders for the year ended November 30, 2002 and for the period from December 13, 2000 (inception) to November 30, 2001 was $295,000 and $293,330, respectively.

      Advances from stockholder represent advances made to the Company by its CEO. No formal agreement exists.

8.    Stockholders' Equity:

      The Company has authorized 25,000,000 shares, par value $0.0001, of common stock. The common stock has one vote per share, with no cumulative voting. There are no pre-emptive rights, conversion rights, preferences, redemption provision, sinking fund provisions or any liability for further calls or assessments. There are no stated liquidation rights other than those that may exist under Delaware law.

      The Company has authorized 5,000,000 shares, par value $0.0001, of preferred stock. Shares of preferred stock may be issued in such classes or series, and may have such voting powers, and such designations, preferences and other special rights and qualifications, or restrictions thereof, as shall be set by the Board of Directors.

      In January 2001 the Company issued 15,000,000 shares of common stock to its founder for cash proceeds of $150.

      a.   Private placement

           During May, 2001, the Company completed a private offering of securities in which it sold 845,000 shares of common stock for proceeds of $845,000, ($200,000 cash and $645,000 marketable securities) out of which $22,500 of direct offering expenses, including but not limited to the preparation and printing of the offering materials, were paid.

           During February 2002, the Company sold an aggregate amount of 30,232 shares of unregistered common stock to 8 individuals at the price of $1.50 per share for the total amount of $45,350. The shares were issued by the Company to the investors on December 4, 2002.

      b. Stock option plan

           In 2001, the Company adopted a plan (the "2001 Stock Option Plan" or the "Plan") pursuant to which the Board of Directors is authorized to award options to purchase up to 1,000,000 shares of Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company. The options may be issued on such terms and conditions as determined by the Board or Committee, and may be issued so as to qualify as incentive stock options under Internal Revenue Code Section 422A. Reserved shares under the Plan at November 30, 2002 are 1,000,000. As of November 30, 2002, there were no options granted under this Plan.

9.    Income Taxes:

      No provision for income taxes was recorded during the year ended November 30, 2002 and for the period from December 13, 2000 (inception) to November 30, 2001 due to net losses being incurred. At November 30, 2002, the Company had net operating and capital loss carryforwards for tax purposes of approximately $2,100,000, which expire through 2022.

      Deferred tax assets consist of the following components:

                                                                          November 30,
                                                          -------------------------------------------
                                                                 2002                      2001
                                                          ------------------       ------------------

    Net operating and capital loss carryforwards          $          798,000       $          440,000
    Less: valuation allowance                                       (798,000)                (440,000)
                                                          ------------------       ------------------

       Total deferred                                     $         --             $         --
                                                          ==================       ==================

      At November 30, 2002 and 2001, the Company provided a full valuation allowance against the gross deferred tax asset since, in management's judgment, it is more likely than not, such benefits will not be realized.

10.   Subsequent Events:

      On December 10, 2002, the Company executed a letter of intent to acquire all of the issued and outstanding common stock of a company engaged as a registered broker/dealer. The terms of the letter of intent prohibit the Company from disclosing details of the proposed transaction including the identity of the acquisition target. The Company has formed Michael Adams Securities, Inc., a Delaware corporation, as its subsidiary and the vehicle for the acquisition. The closing of the transaction is subject to certain conditions including but not limited to the completion of due diligence by the Company of the acquisition target and the approval of the NASD Regulations, Inc. and Securities and Exchange Commission.

      On December 18, 2002, the Company entered into a consulting agreement with an individual, which provides for monthly compensation of $5,000 and commissions of 5% of net revenues from customers introduced to the Company by such individuals. The agreement expires March 28, 2003.

      On January 10, 2002, the Company and the holder of a promissory note dated January 14, 2002 in the principal amount of $200,000 agreed to extend the maturity date of the note from January 13, 2003 to June 1, 2003.

11. Going Concern:

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has not yet generated significant revenue and incurred a net losses of $1,094,626 and $ 1,050,487 for the year ended November 30, 2002 and for the period from December 13, 2000 (inception) to November 30, 2001, respectively. At November 30, 2002 current liabilities exceed current assets by $1,321,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to raise additional funds through future offerings of the Company's stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

12.   Fair Value of Financial Instruments:

      The methods and assumptions used to estimate the fair value of the following classes of financial instruments for:

      Current Assets and Current Liabilities: The carrying amount of cash, and payables approximate their fair value. The fair value of the Company's notes payable was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of fixed rate debt at November 30, 2002 approximates fair value.