Form 10KSB/A
period 2002-11-30
MACREPORT NET INC
filed 2003-03-27
CIK 1143994

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------


                                  FORM 10-KSB/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Year Ended November 30, 2002              Commission File No. 333-64244

                          -----------------------------

                             The Macreport.net, Inc.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                                                   11-3584538
---------------------------------------------------               -----------------------------------------
             (State of Incorporation)                               (I.R.S. Employer Identification No.)

200 Broadhollow Road, Suite 207, Melville, New York                                11747
----------------------------------------------------              -----------------------------------------
     (Address of principal executive offices)                                    (Zip Code)
                  (631) 393-5075
          Registrant's Telephone Number

           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, $0.0001 par value per share
    ------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2003 was $2,872,019 using the closing bid price of $3.15on February 28, 2003.

         The number of shares of Common Stock outstanding as of February 15, 2003 was 15,875,232.





                      DOCUMENTS INCORPORATED BY REFERENCE:


None.

         A list of Exhibits to this Annual Report on Form 10-KSB begins on page 23.

                                EXPLANATORY NOTE

   This amendment to our Annual Report on Form 10-KSB for the fiscal year ended November 30 2002 is being filed for the sole purpose of adding the following items which were inadvertently not included in their entirety within our Form 10-KSB: (i) Certification pursuant to Sarbanes-Oxley Act of 2002; and (ii) Report of Independent Certified Accountant with respect to the period of December 13, 2000 (Inception) to November 30, 2001 on page F-2 of Form 10-KSB. No revisions have been made to our financial statements or any other disclosures contained in the Form 10-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                                  THE MACREPORT.NET, INC.


                                  By:/s/ V. William Lucchetti, Jr.
                                    ------------------------------
                                    V. William Lucchetti, Jr.
                                    Chairman, Chief Executive Officer
                                    and President

                                  CERTIFICATION


I, V. William Lucchetti, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of The Macreport.net, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 27, 2003
/s/ V. William Lucchetti, Jr.
-----------------------------
V. William Lucchetti, Jr.
Chief Executive Officer, Chairman of the Board of Directors

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors of
  The MacReport.Net, Inc.

We have audited the accompanying balance sheet of The MacReport.Net, Inc. as of November 30, 2001 and the related statements of operations, stockholders' equity and cash flows for the period December 13, 2000 (date of inception) to November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The MacReport.Net, Inc. as of November 30, 2001, and the results of its operations and cash flows for the period December 13, 2000 (date of inception) to November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/
                                  Capraro, Centofranchi, Kramer & Co, P.C.


South Huntington, New York
January 2, 2002