Form 10QSB
period 2003-02-28
MACREPORT NET INC
filed 2003-04-15
CIK 1143994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                For the quarterly period ended February 28, 2003

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

     Common stock, par value $0.0001, 15,875,232 shares as of February 28, 2003.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                February 28, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
   Item 1.

               Unaudited Consolidated Balance Sheet                          3

               Unaudited Consolidated Statements of Operations               4

               Unaudited Consolidated Statements of Cash Flows               5

               Unaudited Notes to Consolidated Financial Statements          6

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           6

   Item 3.     Controls and Procedures                                       10


                           PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings                                             11

   Item 2.     Changes in Securities                                         11

   Item 3.     Defaults by the Company upon Its Senior Securities            11

   Item 4.     Submission of Matters to a Vote of Security Holders           11

   Item 5.     Other Information                                             12

   Item 6.     Exhibits and Reports on Form 8-K                              12

               Signatures                                                    13

               Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002                                    14

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                FEBRUARY 28, 2003

                                     ASSETS
CURRENT ASSETS:

   Cash and Cash Equivalents                                            119,300
                                                                ---------------

         Total Current Assets                                   $       119,300

EQUIPMENT, at cost, less accumulated
   depreciation of $19,190                                               35,079

DEPOSITS                                                                  5,845
                                                                ---------------

         TOTAL ASSETS                                           $       160,224
                                                                ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                           $       409,199
Notes payable                                                         1,203,981
Deferred revenue                                                         11,475
Advances from stockholder                                                27,105
                                                                ---------------
         Total Liabilities                                            1,651,760


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.0001 par value,
     5,000,000 shares authorized,
     no shares issued or outstanding                            $          --
   Common stock, $.0001 par value,
     25,000,000 shares authorized
     15,875,232 shares issued and outstanding                             1,588

   Additional paid-in capital                                           866,412

   Deficit Accumulated during the Development Stage                  (2,359,536)
                                                                ---------------
         Total Stockholders' Deficiency                              (1,491,536)
                                                                ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $       160,224
                                                                ===============




          See accompanying notes to consolidated financial statements.

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                 Three months ending
                                                                                                                   Inception to
                                                                            February 28,        February 28,       February 28,
                                                                               2003                2002                 2003
                                                                          ---------------     ---------------     ---------------

   Revenues                                                               $       154,384     $          --       $       180,721

   Cost of Revenues                                                                32,376                --                69,065
                                                                          ---------------     ---------------     ---------------

         Gross profit                                                             122,008                --               111,656

   Selling, general and administrative expenses                                   313,980             184,126           2,197,785
                                                                          ---------------     ---------------     ---------------

         Loss before other income(expense)                                       (191,972)           (184,126)         (2,086,129)
                                                                          ---------------     ---------------     ---------------

   Other Income(Expense):
     Realized loss on sale of marketable securities                                  --                (1,412)           (194,309)
     Interest expense                                                             (22,509)               --               (78,778)
     Interest income                                                                 --                  --                   190
                                                                          ---------------     ---------------     ---------------
         Total other income (expense)                                             (22,509)             (1,412)           (272,897)
                                                                          ---------------     ---------------     ---------------

         Loss before income taxes                                                (214,481)           (185,538)         (2,359,026)

   Provision for Income taxes                                                        --                   455                 510
                                                                          ---------------     ---------------     ---------------


         Net loss                                                         $      (214,481)    $      (185,993)    $    (2,359,536)
                                                                          ===============     ===============     ===============



Basic and Diluted Loss Per Share                                          $         (0.01)    $         (0.01)
                                                                          ===============     ===============

Weighted Average Number of Shares Outstanding                                  15,875,232          15,624,148
                                                                          ===============     ===============


          See accompanying notes to consolidated financial statements.

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                 Three months ending
                                                                                                                    Inception to
                                                                            February 28,         February 28,       February 28,
                                                                               2003                 2002                2002
                                                                          ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $      (214,481)    $      (185,993)    $    (2,359,536)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                  2,845               2,655              19,190
   Changes in assets and liabilities (Increase) Decrease in:
     Marketable securities                                                              0               5,605                   0
     Prepaid expenses                                                                   0              15,336                   0
     Security deposits                                                                  0                   0              (5,845)
   Increase (Decrease) in:
     Accounts payable and accrued expenses                                           (835)             (1,028)            409,199
     Deferred revenue                                                             (45,184)                  0              11,475
     Deposits                                                                           0              32,825                   0
                                                                          ---------------     ---------------     ---------------
         Total adjustments                                                        (43,174)             55,403             434,019
                                                                          ---------------     ---------------     ---------------
   Net cash used in operating activities                                         (257,655)           (130,590)         (1,925,517)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments made for equipment                                                          0              (1,500)            (54,269)
                                                                          ---------------     ---------------     ---------------
   Net cash used in investing activities                                                0              (1,500)            (54,269)
                                                                          ---------------     ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                                                             868,000
   Net advances from stockholder                                                   (1,053)             26,161              27,105
   Net proceeds from note payable                                                 231,350             105,000           1,203,981
                                                                          ---------------     ---------------     ---------------
     Net cash provided by financing activities                                    230,297             131,161           2,099,086
                                                                          ---------------     ---------------     ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (27,358)               (929)            119,300

CASH AND CASH EQUIVALENTS - BEGINNING                                             146,658               1,168                --
                                                                          ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS -  END                                          $       119,300     $           239     $       119,300
                                                                          ===============     ===============     ===============


          See accompanying notes to consolidated financial statements.

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002



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

Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's form 10-KSB for the most recent fiscal year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report. This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

General

The MacReport.Net, Inc. was incorporated as a Delaware corporation in December 2000. We commenced operations at such time. We are a development stage company that has leveraged our core competencies to create high-value information and applications to benefit private and public companies.

Since commencing operations, our activities have been primarily devoted to business development, proof of concept activities and recruiting personnel. We have spent considerable time and capital resources fine tuning and developing our strategic plan and Web site.

Results of Operations

Three Months ended February 28, 2003 compared with three months ended February 28, 2002.

         Overall Financial Situation. The Company had revenues of $154,384 with costs of revenues of $32,376 for the quarter ended February 28, 2003. The Company did not have revenues during the quarter ended February 28, 2002. The Company had a stockholders' deficiency at February 28, 2003 in the amount of $1,491,536, an increase of $1,077,706 from the stockholders' deficiency at February 28, 2002 of $413,830. This increase is partly due to the net loss of $214,481 for the quarter ended February 28, 2003. Selling general and administrative expenses increased from the quarter ended February 28, 2002 by $129,854 or 71%, resulting in a loss from operations of $191,972 for the quarter ended February 28, 2003. Interest expense increased by $22,509 for the quarter ended February 28, 2003 from no interest expense for the quarter ended February 28, 2002 primarily due to the convertible note financing in 2002.

         Revenues. We generated revenues of $154,384 from continuing operation during the quarter ended February 28, 2003 and no revenues during the quarter ended February 28, 2002. We incurred cost of revenues of $32,376 during the quarter ended February 28, 2003.

         Selling, General and Administrative Expenses. Selling general and administrative expenses increased from the quarter ended February 28, 2002 by $129,854 or 71%, resulting in a loss from operations of $191,972 for the quarter ended February 28, 2003. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

         Other Expense. Interest expense increased by $22,509 for the quarter ended February 28, 2003 from no interest expense for the quarter ended February 28, 2002 primarily due to the convertible note financing in 2002.

Liquidity and Capital Resources

During January and February 2003, we issued convertible promissory notes to 3 individuals with an aggregate principal amount of $50,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of December 1, 2003. Pursuant to the terms of the convertible notes, prior to December 1, 2003, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (z) 3.50.

On February 28, 2003, we issued a six month, $100,000 principal amount promissory note to one of our shareholders. The note bears interest at the rate of 13% per annum.

During December 2002 through February 2003, we issued convertible promissory notes with an aggregate principal amount of $81,350. The convertible notes bear interest at a rate of 8% per annum with a maturity date of December 30, 2003. Pursuant to the terms of the convertible notes, if the Company does not prepay the note prior to December 30, 2003, the Company shall convert the balance due together with accrued interest into shares of common stock of Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company. The conversion ratio is one and one-half dollars ($1.50) per share of common stock.

During May through November 2002, we issued convertible promissory notes to 60 individuals with an aggregate principal amount of $674,625. The convertible notes bear interest at a rate of 8% per annum with a maturity date s ranging from May 1, 2003 to September 30,, 2003. Pursuant to the terms of the convertible notes, prior to their respective maturity dates, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio ranges from: (y) the lesser of: (i) one and one-half dollars ($1.50) per share of common stock; and (ii) the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market on which our common stock is then traded, during the 30 trading days prior to date of the conversion; to
(z) the greater of: (y) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (z) 2.50. Pursuant to the terms of certain convertible notes issued in November 2002 to 27 individuals, if the Company does not prepay the note prior to September 30, 2003, the Company shall convert the balance due together with accrued interest into shares of common stock of Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company at a conversion ratio of one and one-half dollars ($1.50).

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

As of February 28, 2003, we had $119,300 in cash and cash equivalents.

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

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. We have 12 full time employees. We have engaged one full-time consultant pursuant to agreement. We pay this consultant $5,000 per month.

Based on our current plans, we do not believe that our cash and cash equivalents and cash flows will be sufficient to enable us to meet our planned operating needs. To execute our business plan over the next twelve months, we believe that we will require approximately $125,000 per month over the next 12 months, which will require us to raise, approximately, an additional $700,000. We anticipate that we will raise these additional funds through the private sale of our securities and/or through loans issued to us by our officers and/or directors. However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

      o expenses incurred by us in connection with the redesign of our Web site;

      o  costs associated with any acquisitions targets;

      o  costs associated with marketing our services;

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


ITEM 3.   CONTROLS AND PROCEDURES

Within the 90-days prior to the filing of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Executive Vice President/Director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Vice President/Director concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

In January 2003, Bondy & Schloss LLP, a law firm which formerly provided services to the Company, filed a complaint against the Company as well as against Michael Adams Consulting, Inc. and V. William Lucchetti, Jr. in the Supreme Court of the State of New York, County of New York, alleging monies owed to the plaintiff for certain legal services. The plaintiff seeks monetary damages totaling $73,339 plus costs and attorney's fees. The Company, which intends to defend the action vigorously as well as interpose counterclaims, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During January and February 2003, we issued convertible promissory notes to 3 individuals with an aggregate principal amount of $50,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of December 1, 2003. Pursuant to the terms of the convertible notes, prior to December 1, 2003, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (z) 3.50.

On February 28, 2003, we issued a six month, $100,000 principal amount promissory note to one of our shareholders. The note bears interest at the rate of 13% per annum.

During December 2002 through February 2003, we issued convertible promissory notes to individuals with an aggregate principal amount of $81,350. The convertible notes bear interest at a rate of 8% per annum with a maturity date of December 30, 2003. Pursuant to the terms of the convertible notes, if the Company does not prepay the note prior to December 30, 2003, the Company shall convert the balance due together with accrued interest into shares of common stock of Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company. The conversion ratio is one and one-half dollars ($1.50) per share of common stock.


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

None.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Exhibit 99.1 Certification pursuant to Exchange Act Rules 13A-14 and 15D-14

b)   Reports on Form 8-K

     On January 15, 2003, the Company filed a Form 8-K reporting that it had dismissed its independent auditors, Capraro Centofranchi Kramer & Co., and engaged Holtz Rubenstein & Co. LLP as its new independent auditors. This report was amended on January 21, 2003.

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


                               THE MACREPORT.NET, INC.
                               -----------------------
                                    (Registrant)


                               By   /s/ Vito W. Lucchetti, Jr.
                                    --------------------------
                                    Vito W. Lucchetti, Jr.


                                Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer)


Date:  April 15, 2003

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, V. William Lucchetti, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Macreport.net, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   April 15, 2003


/s/ V. William Lucchetti, Jr.
-----------------------------
Chief Executive Officer, Chairman of the Board of Directors
Title