Form 10QSB
period 2003-05-31
MACREPORT NET INC
filed 2003-07-15
CIK 1143994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

                   For the quarterly period ended May 31, 2003

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

           For the transition period from ___________to ____________

                        Commission File Number: 333-64244


                             THE MACREPORT.NET, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            11-3584538
 ------------------------------                              -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                              200 Broadhollow Road
                                    Suite 207
                               Melville, NY 11747
           -----------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (631) 393-5075
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes  X     No
      -----     -----

(2)Yes  X     No
      -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $0.0001, 15,875,232 shares as of May 31, 2003.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                  May 31, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
   Item 1.

              Unaudited Consolidated Balance Sheet                            3

              Unaudited Consolidated Statements of Operations                 4

              Unaudited Consolidated Statements of Cash Flows                 6

              Unaudited Notes to Consolidated Financial Statements            7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

   Item 3.    Controls and Procedures                                         13


              PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                               14

   Item 2.    Changes in Securities                                           14

   Item 3.    Defaults by the Company upon Its Senior Securities              14

   Item 4.    Submission of Matters to a Vote of Security Holders             15

   Item 5.    Other Information                                               15

   Item 6.    Exhibits and Reports on Form 8-K                                15

              Signatures                                                      16

              Certification Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002                                      17

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  MAY 31, 2003


                                     ASSETS



CURRENT ASSETS:

   Cash and Cash Equivalents                                        $   245,035
                                                                    -----------

         Total Current Assets                                           245,035

EQUIPMENT, at cost, less accumulated
   depreciation of $22,480                                               38,036


   DEPOSITS                                                               5,845
   DUE FROM STOCKHOLDER                                                   2,768
                                                                    -----------

         TOTAL ASSETS                                               $   291,684
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                            $   397,228
   Note payable                                                       1,593,981
   Deferred revenue                                                      25,202
                                                                    -----------

         Total Current Liabilities                                    2,016,411

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.0001 par value,
     5,000,000 shares authorized,
     no shares issued or outstanding
   Common stock, $.0001 par value,
     25,000,000 shares authorized
     15,875,232 shares issued and outstanding                             1,588
   Additional paid-in capital                                           866,412

   Deficit Accumulated in the Development Stage                      (2,592,727)
                                                                    -----------
         Total Stockholders' Deficiency                              (1,724,727)
                                                                    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   291,684
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                        Three months ending
                                                      May 31,         May 31,
                                                       2003            2002
                                                   ------------    ------------

   Revenues                                        $     77,458    $       --

   Cost of Revenues                                      56,678            --
                                                   ------------    ------------

         Gross profit                                    20,780            --

   Selling, general and administrative expenses         226,420         199,469
                                                   ------------    ------------

Loss From Operations                                   (205,640)       (199,469)

   Interest expense                                     (27,095)           --

         Loss before income taxes                      (232,735)       (199,469)

   Income taxes                                             455            --
                                                   ------------    ------------

         Net Loss                                  $   (233,190)   $   (199,469)
                                                   ============    ============



Basic and Diluted Loss Per Share                   $      (0.01)   $      (0.01)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        15,875,232      15,845,000
                                                   ============    ============


          See accompanying notes to consolidated financial statements.



                               THE MACREPORT.NET, INC. AND SUBSIDIARY
                                    (A Development Stage Entity)
                          CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                           Six months ending          Inception to
                                                         May 31,         May 31,         May 31,
                                                          2003            2002            2003
                                                      ------------    ------------    ------------
Revenues                                              $    231,842    $       --      $    258,179

Cost of Revenues                                            89,054            --           125,743
                                                      ------------    ------------    ------------

         Gross profit                                      142,788            --           132,436

Selling, general and administrative expenses               540,400         383,595       2,424,205
                                                      ------------    ------------    ------------

         Loss From Operations                             (397,612)       (383,595)     (2,291,769)
                                                      ------------    ------------    ------------

Other Income(Expense):
     Realized loss on sale of marketable securities           --            (1,412)       (194,309)
     Interest expense                                      (49,605)           --          (105,874)
     Interest income                                          --              --               190
                                                      ------------    ------------    ------------
         Total other income (expense)                      (49,605)         (1,412)       (299,993)
                                                      ------------    ------------    ------------

         Loss before income taxes                         (447,217)       (385,007)     (2,591,762)

   Income taxes                                                455             455             965
                                                      ------------    ------------    ------------

         Net Loss                                     $   (447,672)   $   (385,462)   $ (2,592,727)
                                                      ============    ============    ============


Basic and Diluted Loss Per Share                      $      (0.02)   $      (0.02)
                                                      ============    ============

Weighted Average Number of Shares Outstanding           15,875,232      15,845,000
                                                      ============    ============


                   See accompanying notes to consolidated financial statements.

                                                  5



                                  THE MACREPORT.NET, INC. AND SUBSIDIARY
                                       (A Development Stage Entity)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                   Six months ending        Inception to
                                                                 May 31,        May 31,        May 31,
                                                                  2003           2002           2003
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $  (447,672)   $  (385,462)   $(2,592,727)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                   6,134          5,330         22,480
   Changes in assets and liabilities (Increase) Decrease in:
     Marketable securities                                            --            5,605           --
     Prepaid expenses                                                 --           23,003           --
     Security deposits                                                --             --            5,845)
   Increase (Decrease) in:
     Accounts payable and accrued expenses                         (12,806)        (7,903)       397,228
     Deferred revenue                                              (31,457)          --           25,202
                                                               -----------    -----------    -----------
         Total adjustments                                         (38,129)        26,035        439,065
                                                               -----------    -----------    -----------
     Net cash used in operating activities                        (485,801)      (359,427)    (2,153,662)
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for equipment                                           (6,246)        (3,000)       (60,516)
                                                               -----------    -----------    -----------
   Net cash used in operating activities                            (6,246)        (3,000)       (60,516)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                         --             --          868,000
   Net advances (to)/from stockholder                              (30,935)        68,621         (2,768)
   Net proceeds from note payable                                  621,359        308,847      1,593,981
                                                               -----------    -----------    -----------
     Net cash provided by financing activities                     590,424        377,468      2,459,213
                                                               -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           98,377         15,041        245,035

CASH AND CASH EQUIVALENTS - BEGINNING                              146,658          1,168           --
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS -  END                               $   245,035    $    16,209    $   245,035
                                                               ===========    ===========    ===========


                       See accompanying notes to consolidated financial statements.

                                                     6

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED MAY 31, 2003 AND 2002


1.   Basis of Presentation:

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

Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's form 10-KSB for the most recent fiscal year.

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

  f. Concentration of risk

     The Company invests its excess cash in deposits and money market accounts with major financial institutions with strong credit ratings. Generally, the investments mature within ninety days, and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

  g. Loss per share

     Loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

In some instances during 2002 and 2003, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier.

Results of Operations

Three months ended May 31, 2003 compared with three months ended May 31, 2002.

     Overall Financial Situation. The Company had revenues of $77,458 with costs of revenues of $56,678 for the quarter ended May 31, 2003. The Company did not have revenues during the quarter ended May 31, 2002. The Company had a stockholders' deficiency at May 31, 2003 in the amount of $1,724,727, an increase of $1,111,428 from the stockholders' deficiency at May 31, 2002 of $613,299. This increase is partly due to the net loss of $233,190 for the quarter ended May 31, 2003. Selling general and administrative expenses increased from the quarter ended May 31, 2002 by $26,951 or 13.5%, resulting in a loss from operations of $205,640 for the quarter ended May 31, 2003. Interest expense increased by $27,095 for the quarter ended May 31, 2003 from no interest expense for the quarter ended May 31, 2002 primarily due to the convertible note financing in 2002.

     Revenues. We generated revenues of $77,458 from continuing operations during the quarter ended May 31, 2003 and no revenues during the quarter ended May 31, 2002. We incurred cost of revenues of $56,678 during the quarter ended May 31, 2003.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased from the quarter ended May 31, 2002 by $26,951 or 13.5%, resulting in a loss from operations of $205,640 for the quarter ended May 31, 2003. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

     Other Expense. Interest expense increased by $27,095 for the quarter ended May 31, 2003 from no interest expense for the quarter ended May 31, 2002 primarily due to the convertible note financing in 2002.

Six Months ended May 31, 2003 compared with the Six Months ended May 31, 2002.

     Overall Financial Situation. The Company had revenues of $231,842 with costs of revenues of $89,054 for the six month period ended May 31, 2003. The Company did not have revenues during the six month period ended May 31, 2002. The Company had a stockholders' deficiency at May 31, 2003 in the amount of $1,724,727, an increase of $1,111,428 from the stockholders' deficiency at May 31, 2002 of $613,299. This increase is partly due to the net loss of $447,672 for the six month period ended May 31, 2003. Selling general and administrative expenses increased from the six month period ended May 31, 2002 by $156,805 or 40.7%, resulting in a loss from operations of $397,612 for the six month period ended May 31, 2003. Interest expense increased by $49,605 for the six month period ended May 31, 2003 from no interest expense for the six month period ended May 31, 2002 primarily due to the convertible note financing in 2002.

     Revenues. We generated revenues of $231,842 during the six month period ended May 31, 2003 and no revenues during the six month period ended May 31, 2002. We incurred cost of revenues of $89,054 during the six month period ended May 31, 2003.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased from the six month period ended May 31, 2002 by $156,805 or 40.7%, resulting in a loss from operations of $397,612 for the six month period ended May 31, 2003. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

     Other Expense. Interest expense increased by $49,605 for the six month period ended May 31, 2003 from no interest expense for the six month period ended May 31, 2002 primarily due to the convertible note financing in 2002.

Liquidity and Capital Resources

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled.

During March and April 2003, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $35,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of April 1, 2004. Pursuant to the terms of the convertible notes, prior to April 1 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (z) 3.50.

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

During May through November 2002, we issued convertible promissory notes to 60 individuals with an aggregate principal amount of $674,625. The convertible notes bear interest at a rate of 8% per annum with maturity dates ranging from May 1, 2003 to September 30, 2003. Pursuant to the terms of the convertible notes, prior to their respective maturity dates, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio ranges from: (y) the greater of: (i) one and one-half dollars ($1.50) per share of common stock; and (ii) the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market on which our common stock is then traded, during the 30 trading days prior to date of the conversion; to (z) the greater of: (y) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (z) 2.50. Pursuant to the terms of certain convertible notes issued in November 2002 to 27 individuals, if the Company does not prepay the note prior to September 30, 2003, the Company shall convert the balance due together with accrued interest into shares of common stock of Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company at a conversion ratio of one and one-half dollars ($1.50). The Company and each of the holder's of the convertible notes that have maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 (18 convertible notes with the aggregate principal amount of $374,500) have been engaged in discussions with respect to such convertible notes to either: (i) convert the notes into shares of common stock of the Company; (ii) pay the interest and principal balance of the notes; or (iii) extend the maturity dates to December 1, 2003. These discussions will be finalized within thirty (30) days.

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

As of May 31, 2003, we had $245,035 in cash and cash equivalents.

To engage in certain components of our planned operations, we are required to register with the Securities and Exchange Commission as an investment advisor under the Investment Advisors Act of 1940, as amended. As an investment adviser, we will be subject to restrictions against engaging in fraudulent, deceptive or manipulative acts or practices.

We have filed with NASD Regulation entitlement forms for access to the Investment Advisor Registration Depository (IARD) and have established an IARD User Account. We have delayed the filing of Form ADV as our business model has been modified and the components of our plans that require registration have not been implemented and are not an integral part of our operations. We are not certain that we will ever implement the components that require registration. However, if we do decide to implement such components to our business model, until such time as we file Form ADV, we will not be able to commence such operations. The requirement to register as an investment advisor with the Securities and Exchange Commission will cause us to incur additional costs and expenses, will result in delays in certain operations and the execution of certain plans.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. We have 12 full time employees. We had engaged one full-time consultant pursuant to agreement. We paid this consultant $5,000 per month.

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

ITEM 3.   CONTROLS AND PROCEDURES
          -----------------------

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

                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

In January 2003, Bondy & Schloss LLP, a law firm which formerly provided services to the Company, filed a complaint against the Company as well as against Michael Adams Consulting, Inc. and V. William Lucchetti, Jr. in the Supreme Court of the State of New York, County of New York, alleging monies owed to the plaintiff for certain legal services. The plaintiff seeks monetary damages totaling $73,339 plus costs and attorney's fees. Bondy & Schloss, LLP refiled the complaint with respect to the same cause of action in May 2003. The Company, which intends to defend the action vigorously, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring as of May 31, 2003, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled.


ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
          --------------------------------------------------

During May through July 2002, we issued convertible promissory notes to 18 individuals with an aggregate principal amount of $374,500. The convertible notes bear interest at a rate of 8% per annum with maturity dates ranging from May 1, 2003 to July 1, 2003. Pursuant to the terms of the convertible notes, prior to their respective maturity dates, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio ranges from: (y) the greater of: (i) 1.50; and (ii) the average of the closing bid prices per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market on which our common stock is then traded, during the 30 trading days prior to date of the conversion; to
(z) the greater of: (y) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (z) 2.00. The Company and each of the holder's of the convertible notes that have maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 have been engaged in discussions with respect to such convertible notes to either: (i) convert the notes into shares of common stock of the Company; (ii) pay the interest and principal balance of the notes; or (iii) extend the maturity dates to December 1, 2003. These discussions will be finalized within thirty (30) days.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.


ITEM 5.   OTHER INFORMATION
          -----------------

On December 10, 2002, the Company executed a letter of intent to acquire all of the issued and outstanding common stock of a registered broker/dealer. In May 2003, the Company terminated the letter of intent as a result of certain findings of the due diligence investigation of the target company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

a)  Exhibits

     Exhibit 99.1 Certification pursuant to Exchange Act Rules 13A-14 and 15D-14

b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE MACREPORT.NET, INC.
                                                (Registrant)


                                            By:  /s/  Vito W. Lucchetti, Jr.
                                              --------------------------------
                                                      Vito W. Lucchetti, Jr.
                                                      Chairman, Chief Executive
                                                      Officer and President
                                                      (Principal Executive
                                                      Officer and Principal
                                                      Accounting and Financial
                                                      Officer)


Date:  July 15, 2003

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

Date:   July 15, 2003


/s/  V. William Lucchetti, Jr.
-------------------------------
     V. William Lucchetti, Jr.
     Chief Executive Officer,
     Chairman of the Board of Directors