Form 10QSB
period 2003-08-31
MACREPORT NET INC
filed 2003-10-15
CIK 1143994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[  x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                 For the quarterly period ended August 31, 2003

                                       OR

[    ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
            For the transition period from            to
                                           -----------   ------------

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

     Common stock, par value $0.0001, 16,198,265 shares as of August 29, 2003.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                 August 31, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
   Item 1.                                                                 ----

                   Unaudited Consolidated Balance Sheet                     3

                   Unaudited Consolidated Statements of Operations         4-5

                   Unaudited Consolidated Statements of Cash Flows          6

                   Unaudited Notes to Consolidated Financial Statements     7

   Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

   Item 3.         Controls and Procedures                                  12


                           PART II - OTHER INFORMATION

   Item 1.         Legal Proceedings                                        13

   Item 2.         Changes in Securities                                    13

   Item 3.         Defaults by the Company upon Its Senior Securities       14

   Item 4.         Submission of Matters to a Vote of Security Holders      15

   Item 5.         Other Information                                        15

   Item 6.         Exhibits and Reports on Form 8-K                         15

                   Signatures                                               16

                   Certification Pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002                               17



                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                            THE MACREPORT.NET, INC. AND SUBSIDIARY
                                 (A Development Stage Entity)
                            CONSOLIDATED BALANCE SHEET - UNAUDITED
                                        AUGUST 31, 2003

                                            ASSETS

CURRENT ASSETS:

   Cash  and cash equivalents                                       $   101,081
   Prepaid Expenses and other current assets                              3,900
                                                                    -----------

         Total Current Assets                                                         104,981

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation of $25,435                                                             35,083

OTHER ASSETS:

   Security deposits                                                      5,845
   Due from shareholder                                                  83,983
                                                                    -----------

         Total Other Assets                                                            89,828
                                                                                  -----------

         TOTAL ASSETS                                                             $   229,892
                                                                                  ===========


                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                             $   464,750
Note payable                                                                        1,183,106
Deferred revenue                                                                       31,985
                                                                                  -----------

         Total Current Liabilities                                                  1,679,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.0001 par value,
     5,000,000 shares authorized,
     no shares issued or outstanding                                       --
   Common stock, $.0001 par value,
     25,000,000 shares authorized
     16,198,265 shares issued and outstanding                             1,621
   Additional paid-in capital                                         1,441,417
   Deficit Accumulated in the Development Stage                      (2,892,987)
                                                                    -----------
         Total Stockholders' Deficiency                                            (1,449,949)
                                                                                  -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $   229,892
                                                                                  ===========


                 See accompanying notes to consolidated financial statements.

                                               3

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                       Three months ending
                                                    August 31,      August 31,
                                                       2003            2002
                                                   ------------    ------------

   Revenues                                        $     56,592    $      4,667

   Cost of Revenues                                      23,373            --
                                                   ------------    ------------

         Gross profit                                    33,219           4,667

   Selling, general and administrative expenses         297,201         290,495
                                                   ------------    ------------

         Loss From Operations                          (263,982)       (285,828)

   Interest expense                                     (36,278)           --
                                                   ------------    ------------

         Net Loss                                  $   (300,260)   $   (285,828)
                                                   ============    ============



Basic and Diluted Loss Per Share                   $      (0.02)   $      (0.02)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        15,964,124      15,845,000
                                                   ============    ============


          See accompanying notes to consolidated financial statements.



                             THE MACREPORT.NET, INC. AND SUBSIDIARY
                                  (A Development Stage Entity)
                        CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                   Nine months ending
                                                                                  Inception to
                                                    August 31,      August 31,     August 31,
                                                      2003            2002            2003
                                                  ------------    ------------    ------------

   Revenues                                       $    288,434    $      4,667    $    314,771

   Cost of Revenues                                    112,427               0         149,116
                                                  ------------    ------------    ------------

         Gross profit                                  176,007           4,667         165,655

   Selling, general and administrative expenses        837,601         674,090       2,721,406
                                                  ------------    ------------    ------------

         Loss before other income (expense)           (661,594)       (669,423)     (2,555,751)
                                                  ------------    ------------    ------------

   Other Income(Expense):
     Loss on sale of marketable securities                --            (1,412)       (194,309)
     Interest expense                                  (85,883)           --          (142,152)
     Interest income                                      --              --               190
                                                  ------------    ------------    ------------
         Total other income (expense)                  (85,883)         (1,412)       (336,271)
                                                  ------------    ------------    ------------

         Loss before income taxes                     (747,477)       (670,835)     (2,892,022)

   Income taxes                                            455             455             965
                                                  ------------    ------------    ------------


         Net Loss                                 $   (747,932)   $   (671,290)   $ (2,892,987)
                                                  ============    ============    ============



Basic and Diluted Loss Per Share                  $      (0.05)   $      (0.04)
                                                  ============    ============

Weighted Average Number of Shares Outstanding       15,905,079      15,845,000
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

                                                5



                                  THE MACREPORT.NET, INC. AND SUBSIDIARY
                                       (A Development Stage Entity)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                   Nine months ending
                                                                                             Inception to
                                                                August 31,     August 31,     August 31,
                                                                  2003           2002           2003
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                    $  (747,932)   $  (671,290)   $(2,892,987)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                   9,089          7,995         25,435
   Changes in assets and liabilities (Increase) Decrease in:
     Prepaid expenses and other current assets                      (3,900)        23,705         (3,900)
     Security deposits                                                   0              0         (5,845)
   Increase (Decrease) in:
     Accounts payable and accrued expenses                          88,879          5,219        464,750
     Deferred revenue                                              (24,674)         7,333         31,985
                                                               -----------    -----------    -----------
         Total adjustments                                          71,394         44,252        514,425
                                                               -----------    -----------    -----------
   Net cash used in operating activities                          (676,538)      (627,038)    (2,378,562)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments made for property and equipment                         (6,248)        (5,000)       (60,518)
                                                               -----------    -----------    -----------
   Net cash used in operating activities                            (6,248)        (5,000)       (60,518)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                      130,000              0        998,000
   Net advances (to)/from stockholder                             (112,150)        62,280        (83,983)
   Net proceeds from note payable                                  621,359        592,847      1,628,144
                                                               -----------    -----------    -----------
     Net cash provided by financing activities                     639,209        655,127      2,542,161
                                                               -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                                   (45,577)        23,089        101,081

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    146,658          1,168           --
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $   101,081    $    24,257    $   101,081
                                                               ===========    ===========    ===========


                       See accompanying notes to consolidated financial statements.

                                                     6

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2003 AND 2002


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

     Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's form 10-K for the most recent fiscal year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report. This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "project", "continue", "plans", "intends" or other similar terminology. We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

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

Results of Operations

Three months ended August 31, 2003 compared with Three months ended August 31, 2002.

     Overall Financial Situation. The Company had revenues of $56,592 with costs of revenues of $23,373 for the quarter ended August 31, 2003 an increase of $51,925 from revenues compared to the quarter ended August 31, 2002. The Company had no cost of revenues during the quarter ended August 31, 2002. The Company has combined certain of its services (i.e., providing press releases, EDGAR services as well as exposure on the Company's website) into monthly service plans that it sells and provides to clients. The Company offers different levels of such service plans that varies the amount of services and the costs for such service plan. The Company had a stockholders' deficiency at August 31, 2003 in the amount of $1,449,949, an increase of $550,822 from the stockholders' deficiency at August 31, 2002 of $899,127. This increase is partly due to the net loss of $300,260 for the quarter ended August 31, 2003. Selling general and administrative expenses increased from the quarter ended August 31, 2002 by $6,706 or 2.3%, resulting in a loss from operations of $263,982 for the quarter ended August 31, 2003. Interest expense increased by $36,278 for the quarter ended August 31, 2003 from no interest expense for the quarter ended August 31, 2002 primarily due to the convertible note financing in 2002.

     Revenues. We generated revenues of $56,592 from operations during the quarter ended August 31, 2003 an increase of $51,925 from the quarter ended August 31, 2002. We incurred cost of revenues of $23,373 during the quarter ended August 31, 2003 compared with no cost of revenues during the quarter ended August 31, 2002.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased from the quarter ended August 31, 2002 by $6,706 or 2.3%, resulting in a loss from operations of $263,982 for the quarter ended August 31, 2003. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

     Other Expense. Interest expense increased by $36,278 for the quarter ended August 31, 2003 from no interest expense for the quarter ended August 31, 2002 primarily due to the convertible note financing in 2002.

Nine Months ended August 31, 2003 compared with the Nine Months ended August 31, 2002.

     Overall Financial Situation. The Company had revenues of $288,434 with costs of revenues of $112,427 for the nine-month period ended August 31, 2003 an increase of $283,767 from revenues compared to the nine-month period ended August 31, 2002. The Company had no costs of revenues during the nine-month period ended August 31, 2002. The Company had a stockholders' deficiency at August 31, 2003 in the amount of $1,449,949, an increase of $550,822 from the stockholders' deficiency at August 31, 2002 of $899,127. This increase is partly due to the net loss of $747,932 for the nine-month period ended August 31, 2003. Selling general and administrative expenses increased from the nine-month period ended August 31, 2002 by $163,511 or 24.3%, resulting in a loss from operations of $661,594 for the nine-month period ended August 31, 2003. Interest expense increased by $85,883 for the nine-month period ended August 31, 2003 from no interest expense for the nine-month period ended August 31, 2002 primarily due to the convertible note financing in 2002 and 2003.

     Revenues. The Company had revenues of $288,434 with costs of revenues of $112,427 for the nine-month period ended August 31, 2003 an increase of $283,767 from revenues for the nine-month period ended August 31, 2002. The Company had no costs of revenues during the nine-month period ended August 31, 2002.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased from the nine-month period ended August 31, 2002 by $163,511 or 24.3%, resulting in a loss from operations of $661,594 for the nine-month period ended August 31, 2003. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities.

     Other Expense. Interest expense increased by $85,883 for the nine-month period ended August 31, 2003 from no interest expense for the nine-month period ended August 31, 2002 primarily due to the convertible note financing in 2002 and 2003.

Liquidity and Capital Resources

On August 5, 2003, the Company converted 17 convertible notes with maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 (aggregate principal amount of $274,500) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($1.50-$2.00); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and one
(1) remaining holder of these convertible notes (maturity date of June 1, 2003 and principal amount of $50,000) have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to December 1, 2003. This discussion will be finalized within sixty (60) days.

During August 2003, we issued an aggregate of 65,000 shares of common stock to five (5) individuals who purchased such shares from the Company for $2.00 per share.

On July 25, 2003, the Company converted 61 convertible notes made by Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $140,725)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price of ($1.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and two (2) remaining holders of these convertible notes (maturity dates of November 1, 2003 and December 1, 2003) have been engaged in discussions with respect to such convertible notes to either: (i) convert the notes into shares of common stock of the Company; (ii) pay the interest and principal balance of the notes; or (iii) extend the maturity date to December 1, 2003. This discussion will be finalized within sixty (60) days.

We issued 258,033 shares of common stock pursuant to the conversion of the principal and interest due on notes as set forth above on August 5, 2003 and July 25, 2003.

During March and April 2003, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $35,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. Pursuant to the terms of the convertible notes, prior to March 1, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 2.50.

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled.

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

As of August 31, 2003, we had $101,081 in cash and cash equivalents.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

On August 5, 2003, the Company converted 17 convertible notes with maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 (aggregate principal amount of $274,500) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($1.50-$2.00); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and one
(1) remaining holder of these convertible notes (maturity date of June 1, 2003 and principal amount of $50,000) have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to December 1, 2003. This discussion will be finalized within sixty (60) days.

During August 2003, we issued an aggregate of 65,000 shares of common stock to five (5) individuals who purchased such shares from the Company for $2.00 per share.

On July 25, 2003, the Company converted 61 convertible notes made by Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $140,725)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price of ($1.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and two (2) remaining holders of these convertible notes (maturity dates of November 1, 2003 and December 1, 2003) have been engaged in discussions with respect to such convertible notes to either: (i) convert the notes into shares of common stock of the Company; (ii) pay the interest and principal balance of the notes; or (iii) extend the maturity date to December 1, 2003. This discussion will be finalized within sixty (60) days.

We issued 258,033 shares of common stock pursuant to the conversion of the principal and interest due on notes as set forth above on August 5, 2003 and July 25, 2003.


During March and April 2003, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $35,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. Pursuant to the terms of the convertible notes, prior to March 1, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 2.50.

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
          --------------------------------------------------

On August 5, 2003, the Company has converted 17 convertible notes that have maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 (aggregate principal amount of $324,500) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($1.50-$2.00); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and one
(1) remaining holder of these convertible notes (maturity date of June 1, 2003) have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to December 1, 2003. This discussion will be finalized within sixty (60) days.

On July 25, 2003, the Company converted 61 convertible notes made by Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $140,725)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price of ($1.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and two (2) remaining holder of these convertible notes (maturity dates of November 1, 2003 and December 1, 2003) have been engaged in discussions with respect to such convertible notes to either: (i) convert the notes into shares of common stock of the Company; (ii) pay the interest and principal balance of the notes; or (iii) extend the maturity date to December 1, 2003. This discussion will be finalized within sixty (60) days.

During September, October and November 2002, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $240,000. The convertible notes bear interest at a rate of 8% per annum with a maturity dates of September 1, 2003, October 1, 2003 and November 1 2003 respectively. Pursuant to the terms of the convertible notes, prior to the respective maturity dates, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 2.50. The Company and the holders of these convertible notes have been engaged in discussions with respect to such convertible notes to either: (i) convert the notes into shares of common stock of the Company; (ii) pay the interest and principal balance of the notes; or (iii) extend the maturity date to May 1, 2004. This discussion will be finalized within thirty (30) days.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.


ITEM 5.   OTHER INFORMATION
          -----------------

On July 16, 2003, the Company appointed Kenneth T. Hutchinson to serve as a non-executive member of the board of directors of Company and chairman of the audit committee.


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


                        THE MACREPORT.NET, INC.
                        -----------------------
                              (Registrant)


                        By:  /s/  Vito W. Lucchetti, Jr.
                           -----------------------------
                                  Vito W. Lucchetti, Jr.
                                  Chairman, Chief Executive Officer
                                  and President (Principal Executive
                                  Officer and Principal Accounting
                                  and Financial Officer)


Date:  October 15, 2003

                       CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

Certification of Chief Executive Officer

I, V. William Lucchetti, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Macreport.net, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

/s/  V. William Lucchetti, Jr.                        October 15, 2003
----------------------------------
     V. William Lucchetti, Jr.
     Chief Executive Officer