Form 10KSB
period 2003-11-30
MACREPORT NET INC
filed 2004-03-15
CIK 1143994

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

For the Year Ended November 30, 2003             Commission File No. 333-64244

                          -----------------------------

                             The Macreport.net, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                         11-3584538
 ----------------------                      ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

               200 Broadhollow Road, Suite 207, Melville, New York     11747
                     --------------------------------------          --------
                    (Address of principal executive offices)        (Zip Code)
                                 (631) 393-5075
                          Registrant's Telephone Number
           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, $0.0001 par value per share
                                 --------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 13, 2004 was $668,081 using the closing bid price of $0.51 on February 13, 2004.

     The number of shares of Common Stock outstanding as of February 13, 2004 was 16,272,942.


                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

   A list of Exhibits to this Annual Report on Form 10-KSB begins on page 26.

                             THE MACREPORT.NET, INC.
                             2003 FORM 10-KSB REPORT

                                TABLE OF CONTENTS

PART I                                                                      Page
------                                                                      ----

Item 1             Description of the Business ...........................     2

Item 2.            Description of Property ...............................     9

Item 3.            Legal Proceedings .....................................     9

Item 4.            Submission of Matters to a Vote of Security Holders....    10

PART II
-------

Item 5.            Market for Registrant's Common Equity and Related
                   Stockholder Matters....................................    10

Item 6.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................    13

Item 7.            Financial Statements...................................    18

Item 8             Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................     18

Item 8a            Controls and Procedures...............................     18




PART III
--------

Item 9.            Directors, Executive Officers, Promoters and Control
                   Persons of the Registrant; Compliance with Sect 16(a)
                   of the Exchange Act ...................................    19

Item 10.           Executive Compensation.................................    20

Item 11.           Security Ownership of Certain Beneficial Owners And
                   Management and Related Stockholder Matters.............    24

Item 12.           Certain Relationships and Related Transactions ........    25

Item 13.           Exhibits and Reports On Form 8-K.......................    26

Item 14.           Principal Accountant Fees and Services.................    28

                              --------------------

Forward-Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's limited operating history since December 13, 2000, its ability to attract customers, general economic and business conditions with respect to the Internet and online commerce, its ability to generate revenues, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in this Form 10-KSB.


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


PART I
------


ITEM 1.   DESCRIPTION OF THE BUSINESS

Overview


The MacReport.Net, Inc. was incorporated as a Delaware corporation in December 2000. We commenced operations at such time. We believe that we create high-value information and applications to benefit private and public companies.

Prior to the fourth quarter of fiscal 2003, our activities have been primarily devoted to business development, proof of concept activities, recruiting personnel and other start-up activities, however, recently, our revenues have grown substantially through sales of our services and products and the Company's focus has shifted to growing its customer base.

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

We expect that visitors to our Web site use our information for their professional endeavors, including financial and competitive research, as well as for their personal activities. We believe that we provide advertisers with a large, demographically desirable business audience.

We market and sell package services to public and private companies. The packages range from merely exposure on our web site to a comprehensive service package, including unlimited press release services as well as client exposure in "Institutional Investor" magazine. The Company purchases advertising pages from "Institutional Investor" magazine and, within these pages, highlights its clients and information regarding such client' business. The press release services can range from a set amount of client press releases per month to unlimited.

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

Additionally, we believe that many companies are looking for alternative service providers for such tasks as disseminating press releases. With our products, we offer a range of press release packages from a set amount of client press releases per month to unlimited for a monthly set fee. We believe that many companies may benefit from this service as it is a set fee per month and not a variable cost.

Moreover, we believe that one component of our service product, client exposure in "Institutional Investor" magazine, is very beneficial to our clients. Through a company listing on our page within "Institutional Investor" magazine, a client gains valuable exposure to the investing and financial community which otherwise would prove too costly.

We are very excited about the productization of our services. We believe that a market exists for these services and the bundling of such services as we keep the costs lower that our competitors.


Strategy

Our core strategy is to be a leading Web portal for financial professionals and business decision makers and worldwide provider of multimedia production and distribution services to corporations and other organizations. The key components of our growth strategy include:

Grow Our Customer Base. During the initial stages of our operation, we have focused on selling our streaming audio interviews, joint marketing ventures, and public relations and consulting services to public companies with securities trading on the Nasdaq SmallCap Market and the electronic over-the-counter bulletin board. We believe there is an opportunity for the packaging of our services into products which range from merely exposure on our web site to a comprehensive service package, including unlimited press release services as well as client exposure in "Institutional Investor" magazine. Furthermore, we believe that we can introduce other services into our products and offer client companies a full service line of services from press releases, edgar conversions, printing to financial and investor exposure.

Generally, our clients are charged a monthly fee for the service package that they request. These services may include:

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

dissemination of press releases; and

coverage in our advertising pages within "Institutional Investor" magazine.


We also produce streaming audio and video profile presentations and textual profiles of corporations for free. These profiles and presentations are accessible through our Web site. We believe that by continually adding new companies and additional sources of information, we will be positioned to become the premier destination for CEO interviews.


Grow Our Audience. We believe that increasing our brand awareness and our exposure within the business community will contribute to our future success. To date, we have successfully built a brand name but plan on continuing to grow our audience by focusing on online and direct response advertising as well as public relations to raise awareness of our company and our services. Furthermore, we plan to partner with high-volume business and consumer Web sites.


Increase Usage By Our Audience. To increase usage, we plan to expand our content offering in the area of additional companies, industries, people and products during the upcoming fiscal year. Moreover, we have developed and are developing offline partnerships that will help to drive brand exposure and traffic to our site.

Maximize Revenues From Users of our Website. We plan to add e-commerce opportunities to our Web site in an effort to generate revenues from users of our Web site. More e-commerce partners will provide more buying opportunities on the site and we plan to integrate these in the search results and within other tools and content on the site. We also plan to increase the advertising revenue per user through customer-targeting capabilities on the site.

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

Sales and Marketing

Subscribers

Subscribers for our service packages will primarily be corporations that are publicly traded that require services such as press release and are concerned about exposure to the financial and investor community. We plan to attract additional subscribers through direct marketing efforts, media advertising and referrals.

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

     free or low-cost specialized business and financial information Web sites such as Hoovers.com, Marketwatch.com, Multex.com, CEOcast.com and TheStreet.com; and

     other Web sites with a business orientation or a business channel, such as Office.com and Business.com.


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

Subsequent Events

In February 2004, the Company converted the convertible promissory notes dated January -April 2003 (aggregate principal amount of $35,000) into 10,867 shares of common stock of the Company pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($3.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and 5 remaining holders of these convertible notes have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to August 1, 2004.

In January 2004, the Company and Bondy & Schloss LLP, a law firm which formerly provided services to the Company, reached a tentative agreement in principal to settle a complaint against the Company as well as against Michael Adams Consulting, Inc. and V. William Lucchetti, Jr. in the Supreme Court of the State of New York, County of New York, alleging monies owed to the plaintiff for certain legal services. The plaintiff sought monetary damages totaling $73,339 plus costs and attorney's fees. The Company expects to finalize this agreement within thirty days.

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

Part of our business will include posting profiles of private and public issuers. We may be subject to liability under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, each as amended, in the event that these issuers commence a public or private offering of their securities. In particular, with respect to private issuers relying on certain exemptions from the registration requirements of the Securities Act, the information we post on our Web site about issuers that engage in a private offering may be deemed to be a public offer of securities. Similarly, with respect to issuers that intend to commence a public offering of their securities, information that we post on our Web site about these issuers may be deemed to be a prospectus. To avoid making public offerings of securities that are intended to be privately placed and to avoid information about public issuers posted on our Web site being deemed a "prospectus" with respect to issuers that are engaging in a public offering, before engaging our services, issuers will be required to represent to us in their engagement agreement with us that, prior to engaging in any public or private offering, they will advise us of such intention. Further, such issuer will acknowledge in the engagement agreement that any information regarding an issuer will be removed from the Company's Web site prior to such issuer commencing any offering.

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

Employees

As of the date of this Form 10KSB, we have 8 employees. All employees are retained pursuant to agreements that can be terminated by us at-will. As we continue to grow and execute our strategic plan, we expect to hire additional personnel, particularly in the areas of sales and marketing, product development and technology. None of our staff is represented by a labor union. We believe that our relationship with our employees is good. Competition for qualified personnel in our industry is intense.


ITEM 2.   DESCRIPTION OF PROPERTY

Our corporate headquarters are located in an approximately 800 square foot rented facility in Melville, New York, under a three month lease expiring March 2004, with minimum monthly rent of approximately $6,000, plus office service expenses. We also lease an approximately 2,200 square foot office and executive residential facility in New York, New York under a month to month lease with minimum monthly rent of $5,800. We believe our present office space is suitable for our current operations. Total rental expense approximated $230,000 and $140,000 for the years ended November 30, 2003 and 2002, respectively.


Item 3.   Legal Proceedings

The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

In November 2003, Encore Entertainment, a holder of a convertible note of the Company, filed a complaint against the Company in the Superior Court of the State of Arizona, County of Maricopa, alleging breach of contract (the convertible note agreement). The plaintiff is seeking monetary damages totaling $50,000 plus interest, costs and attorney's fees. The Company has filed its answer to plaintiff's complaint in January 2004. The Company, which intends to defend the action vigorously, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.

In November 2003, Joel Soren, former executive officer of the Company, filed a complaint against the Company as well as against Michael Adams Consulting, Inc. and V. William Lucchetti, Jr. in the Supreme Court of the State of New York, County of Richmond, alleging monies owed to the plaintiff for services. The plaintiff is seeking monetary damages totaling approximately $56,000 plus interest, costs and attorney's fees. The Company, which intends to defend the action vigorously, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.

In January 2002, Bondy & Schloss LLP, a law firm which formerly provided services to the Company, filed a complaint against the Company as well as against Michael Adams Consulting, Inc. and V. William Lucchetti, Jr. in the Supreme Court of the State of New York, County of New York, alleging monies owed to the plaintiff for certain legal services. The plaintiff sought monetary damages totaling $73,339 plus costs and attorney's fees. The Company and Bondy & Schloss reached a tentative agreement in principal to settle this matter. The Company expects to finalize this agreement within thirty days.


Item 4.   Submission Of Matters To A Vote Of Security Holders

During the fourth quarter of the year ended November 30, 2003, no matters were submitted by the Company to a vote of its stockholders.


                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock currently trades under the symbol "MRPT."

As of November 30, 2003, there were 16,272,942 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

Since July 2, 2002, the Company's Common Stock has traded on the over-the-counter electronic bulletin board. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 2003 and the third and fourth quarter of 2002 reported by Nasdaq. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.


Common Stock

Year          Period                             Bid Information
----          ------                             ---------------
                                        High                          Low
                                        ----                          ---
2003          1st Quarter              $7.50                         $2.86
              2nd Quarter              $5.00                         $2.50
              3rd Quarter              $8.00                         $2.50
              4th Quarter              $7.00                         $0.53
2002          3rd Quarter              $5.50                         $1.50
              4th Quarter              $7.92                         $2.75



As reported by the Nasdaq OTC Bulletin Board, on February 13, 2004 the closing bid price of the Common Stock was $0.51 per share.

Holders
As of March 1, 2004, there were approximately 336 holders of record of the Company's common stock as determined from the Company's transfer agent's list. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

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

Conversion of Convertible Promissory Notes
In February 2004, the Company converted the convertible promissory notes dated January -April 2003 (aggregate principal amount of $35,000) into 10,867 shares of common stock of the Company pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($3.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and 5 remaining holders of these convertible notes have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to August 1, 2004.

During August through October 2003, we issued convertible promissory notes to 6 individuals with an aggregate principal amount of $155,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 2.0. The Notes were converted one day subsequent to their issuance into 77,500 shares of common stock of the Company.

In August 2003, the Company converted 16 convertible notes that have maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 (aggregate principal amount of $324,500) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (200,824 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($1.50-$2.00); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

In July, 2003, the Company converted 61 convertible notes made by Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $141,475)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (52,722 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price of ($1.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

In November 2003, the Company converted 10 convertible notes (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $150,000)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (66,664 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price of ($2.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

During January through April 2003, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $75,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. Pursuant to the terms of the convertible notes, prior to March 1, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 3.50. The Comply is engaged in discussions with each holder of the notes to convert the notes. The Company expects to convert the notes within thirty days.

Recent Sales of Unregistered Securities

During August through October 2003, we issued convertible promissory notes to 6 individuals with an aggregate principal amount of $155,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. Pursuant to the terms of the convertible notes, prior to August 1, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 2.0. The notes were converted one day subsequent to their issuance into 77,500 shares of common stock of the Company.

In August 2003, the Company converted 16 convertible notes that have maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 (aggregate principal amount of $324,500) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (200,824 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($1.50-$2.00); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

In July, 2003, the Company converted 61 convertible notes made by Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $141,475)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (52,722 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price of ($1.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

In November 2003, the Company converted 10 convertible notes (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $150,000)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (66,664 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price of ($2.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

During January through April 2003, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $75,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. Pursuant to the terms of the convertible notes, prior to March 1, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 3.50. The Comply is engaged in discussions with each holder of the notes to convert the notes. The Company expects to convert the notes within thirty days.

The issuance of the securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

Debt

During April 2003, we issued a promissory note to an employee of the Company with an aggregate principal amount of $10,000. The note bears interest at a rate of 8% per annum with a maturity date of April 1, 2005.

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


Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the financial statements contained in Item 8 of Part IV of this Form 10-KSB.

Introduction and Nature of Business

Our core strategy is to be a leading Web portal for financial professionals and business decision makers and worldwide provider of multimedia production and distribution services to corporations and other organizations. Our revenues have been generated from the sale of package services to public and private companies. The packages range from merely exposure on our web site to a comprehensive service package, including unlimited press release services as well as client exposure in "Institutional Investor" magazine.

Selected Financial Data


                                                      Year Ended November 30,
                                                      -----------------------

RESULTS OF OPERATIONS:                                 2003             2002
                                                       ----              ----

Total revenues                                     $    390,682    $     26,337
Net loss                                           $ (1,036,875)   $ (1,094,568)
Net loss attributable to common stockholders       $ (1,036,875)   $ (1,094,568)

Basic and diluted income (loss) per common share   $      (0.06)   $      (0.07)

Weighted average common shares outstanding           16,046,077      15,870,097


YEAREND FINANCIAL POSITION:
Working capital deficit                            $ (1,539,091)
Total assets                                       $     63,940
Total liabilities                                  $  1,563,459
Stockholders' deficiency                           $ (1,499,519)


Year Ended November 30, 2003, as compared to the year ended November 30, 2002

     Overall Financial Situation. The Company had revenues of $390,682 for the year ended November 30, 2003, an increase of $364,345 or 1383% from the year ended November 30, 2002. The Company has cost of revenues of $167,046 for the year ended November 30, 2003, an increase of $130,357 or 355% from the year ended November 30, 2002. For the year ended November 30, 2002, the Company had revenues of $26,337 with costs of revenues of $36,689. The Company had a stockholders' deficiency at November 30, 2003 in the amount of $1,499,519, an increase of $222,464 from the stockholders' deficiency at November 30, 2002 of $1,277,055. This increase is primarily due to the net loss of $1,036,875 for the period ended November 30, 2003. Selling general and administrative expenses increased from 2002 by $121,924 or 12%, resulting in a loss from operations of $924,125 for 2003. Interest expense increased by $52,611 for 2003 from $55,264 for 2002 due to the convertible note financing in 2002 and 2003.

     Revenues. The Company had revenues of $390,682 for the year ended November 30, 2003, an increase of $364,345 or 1383% from the year ended November 30, 2002.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased from 2002 by $121,924 or 12%, resulting in a loss from operations of $924,125 for 2003. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities.

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

In some instances during 2003, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier.

Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, and since inception in 2000 has incurred substantial losses. The Company's accumulated deficit as of November 30, 2003 is $3,181,930. Additionally, cash used in operations totaled $861,784 for the fiscal year ended November 30, 2003, while cash and cash equivalents at November 30, 2003 totaled $1,868. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to execute its business strategy and/or its ability to raise additionally equity.

The Company's near term operating strategy focuses on the continued execution of its business plan. To date, the Company has successfully launched its joint venture with Institutional Investor, and is negotiating joint ventures with several major content distributors. The Company has also significantly increased revenues and is seeking to fund its working capital requirements through revenues generated.

The Company's ability to operate as a going concern is dependent on its ability to execute its business plan and/or raise additionally equity. There can be no assurance that the Company will be able to achieve or sustain any level of profitability in the future. Future operating results will depend on a number of factors, including demand for, and market acceptance of, the Company's services and prevailing economic conditions. There can be no assurance that the Company will generate sufficient revenues to ever achieve profitability or otherwise sustain its profitability in the future. However, although no assurances can be given, the Company is confident that it will be able to continue operating as a going concern.


Liquidity and Capital Resources

In February 2004, the Company converted the convertible promissory notes dated January -April 2003 (aggregate principal amount of $35,000) into 10,867 shares of common stock of the Company pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($3.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and 5 remaining holders of these convertible notes have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to August 1, 2004.

During April 2003, we issued a promissory note to an employee of the Company with an aggregate principal amount of $10,000. The note bears interest at a rate of 8% per annum with a maturity date of April 1 2005.

During August through October 2003, we issued convertible promissory notes to 6 individuals with an aggregate principal amount of $155,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. Pursuant to the terms of the convertible notes, prior to August 1, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 2.0. The notes were converted one day subsequent to their issuance into 77,500 shares of common stock of the Company.

In August 2003, the Company converted 16 convertible notes that have maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 (aggregate principal amount of $324,500) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (200,824 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($1.50-$2.00); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

In July, 2003, the Company converted 61 convertible notes made by Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $141,475)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (52,722 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price of ($1.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

In November 2003, the Company converted 10 convertible notes (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $150,000)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (66,664 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price of ($2.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

During January through April 2003, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $75,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. Pursuant to the terms of the convertible notes, prior to March 1, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 3.50. The Comply is engaged in discussions with each holder of the notes to convert the notes. The Company expects to convert the notes within thirty days.

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

As of November 30, 2003, we had $1,868 in cash and cash equivalents.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with growing our customer base. We have 8 full time employees. We do not engage any consultants.

Based on our current plans, we believe that our cash and cash equivalents and cash flows (from increasing revenues) will be sufficient to enable us to meet our planned operating needs. However, the actual amount of funds we may need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

     costs associated with any acquisitions targets;

     costs associated with marketing our services; and

     our ability to grow our customer base and retain our current customers.

We have based our belief of not requiring any additional funds on assumptions that may prove to be wrong.

Inflation

Since the inception of the Company in December 2000, the rate of inflation has remained low and the cost of the Company's operations has not been significantly affected by inflationary trends in the economy.


Item 7.   Financial Statements

The report of the Company's Independent Auditors, the Company's financial statements and notes to financial statements appear herein commencing on Page F-1.


Item 8.   Changes In and Disagreements with Accountants on Accounting and
          Financial

None

Item 8a.  CONTROLS AND PROCEDURES

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

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant; and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2003, concerning each director and executive officer of the Company.

                                        Positions with               Position
Name                            Age     the Company                  Held Since
----                            ---     -----------                  ----------

V. William Lucchetti, Jr.       38      Chairman of the Board of        2000
                                        Directors, Chief Executive
                                        Officer and President

Adam J. Reznikoff               32      Vice President-North            2000
                                        American Sales and Director

Kenneth T. Hutchinson           52      Director                        2003



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

     Kenneth T. Hutchinson Mr. Hutchinson has been a director since July 2003. Mr. Hutchinson is a Vice President of Finance at National Australia Bank (since June 2003). Mr. Hutchinson also was employed by National Australia Bank as an Associate Vice President of Finance & Compliance from March 1997 to June 2001. From February 2003 to May 2003, Mr. Hutchinson was President of TH Consulting Group, Inc., a financial consulting concern. From July 2001 to February 2002, Mr. Hutchinson was a Senior Banking Consultant with Temenos USA Inc.

The Company's directors are elected for a period of one year and until their successors are duly elected and qualified. There are currently three members of the Board of Directors. During July 2003, James Favia resigned as a member of the Board of Directors due to personal reasons. On July 16, 2003, the Company appointed Kenneth T. Hutchinson to serve as a non-executive member of the board of directors of Company and chairman of the audit committee.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended November 30, 2003 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.



Item 10.  Executive Compensation

The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the period beginning on December 13, 2000 (Inception) to November 30, 2003 and all officers who earned over $100,000 (the "Named Executive Officers"). One of our executive officers was compensated in excess of $100,000 when advances of expenses are included as set forth below.



                                                 SUMMARY COMPENSATION TABLE
                                                 --------------------------

                                                                                                              Long-Term
                                                            Annual Compensation                              Compensation
                                         -----------------------------------------------------------       ----------------
                                                                                                              Securities
                                                                                      Other Annual            Underlying
Name and Principal Position                Year       Salary ($)      Bonus ($)       Compensation ($)      Options/SARs(#)
---------------------------                ----       ----------      ---------       ----------------      ---------------
V. Willam Lucchetti, Jr.                   2003       $35,534            --            $155,7571                  --
  Chairman, President, Chief Executive     2002       $31,846            --             $68,3002                  --
  and Operating Officer and Treasurer      2001          --              --                                       --
                                                                                           --
                                                                                           --


Adam J. Reznikoff                        2003         $39,594            --                --                     --
  Secretary and                          2002         $17,423            --                --                     --
  Director                               2001         $28,770            --                --                     --
                                                         --

-------------------

1    Advance of expenses of Mr. Lucchetti by the Company.

2 Compensation paid to Michael Adam Consulting, Inc. which is wholly owned by Mr. Lucchetti.


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



                           OPTIONS/SAR GRANTS IN 2003
                           --------------------------

     There were no option grants 2003.



                     AGGREGATE OPTION EXERCISES IN 2003 AND
                     --------------------------------------
                       2003 FISCAL YEAR-END OPTION VALUES
                       ----------------------------------

     There were no option exercises in 2003.



Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not have a compensation committee or audit committee. The Board of Directors determines executive compensation, based on corporate performance and market conditions.

                                       21

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

Share Reserve. We authorized the issuance of 1,000,000 shares of our common stock pursuant to the 2001 Plan. As of November 30, 2003, we have not granted any options under the 2001 Plan. Shares subject to awards under the 2001 Plan that have expired or otherwise terminated without having been exercised in full again become available for the grant of awards under the 2001 Plan. Shares issued under the 2001 Plan may be previously unissued shares or reacquired shares of common stock.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of November 30, 2003 by:

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

Applicable percentage ownership in the following table is based on 16,272,942 shares of common stock outstanding as of November 30, 2003.

Beneficial ownership is determined in accordance with the rules of the SEC. No shares of common stock of the Company are subject to options held by any persons.

Name and Address                                               Approximate
of Beneficial Holder                  Number of Shares      Percentage of Class
-----------------------------         ----------------      -------------------
V. William Lucchetti, Jr.....
c/o The Macreport.net, Inc.
200 Broadhollow Road
Melville, New York 11747                 14,962,980                     92%

Adam J. Reznikoff............
c/o The Macreport.net, Inc.
200 Broadhollow Road
Melville, New York 11747                       --                       --

Kenneth T. Hutchinson........
c/o The Macreport.net, Inc.
200 Broadhollow Road
Melville, New York 11747                       --                       --

All executive officers and
directors as a group (3 persons)         14,963,480                     92%

------------------------


Item 12.      Certain Relationships and Related Transactions


We lease an executive residence and office facility for $5,800 in monthly rent. The lease is on a month-to-month term. Mr. Lucchetti has the exclusive personal use of the executive residence facility at no cost. The lease cost associated with the executive residence is not included as compensation to Mr. Lucchetti or Michael Adams Consulting.

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

                                                           26



10.8                Form of Convertible Promissory Note (May 2002)                       The Registrant's Quarterly
                                                                                         Report on Form 10-QSB for the
                                                                                         quarter ended May 31, 2002

10.9                Office Service Agreement, dated as of January 1,                     The Registrant's Annual
                    2003, with HQ Global Workplaces                                      Report on Form 10-KSB for the
                                                                                         year ended November 30, 2002

10.10               Form of Convertible Promissory Note (September -                     The Registrant's Annual
                    November 2002)                                                       Report on Form 10-KSB for the
                                                                                         year ended November 30, 2002

10.11               Form of Convertible Promissory Note (November                        The Registrant's Annual
                    2002)                                                                Report on Form 10-KSB for the
                                                                                         year ended November 30, 2002

10.12               Form of Convertible Promissory Note (July 2002)                      The Registrant's Annual
                                                                                         Report on Form 10-KSB for the
                                                                                         year ended November 30, 2002

10.13               Form of Convertible Promissory Note (June 2002)                      The Registrant's Annual
                                                                                         Report on Form 10-KSB for the
                                                                                         year ended November 30, 2002

10.14               Amendment No. 1 to the Amended and Restated                          The Registrant's Annual
                    Promissory Note issued to Sherman Winski dated                       Report on Form 10-KSB for the
                    March 9, 2002                                                        year ended November 30, 2002

10.15               Amendment No. 2 to the Amended and Restated                          The Registrant's Annual
                    Promissory Note issued to Sherman Winski dated                       Report on Form 10-KSB for the
                    September 9, 2002                                                    year ended November 30, 2002

10.16               Amendment No. 3 to the Amended and Restated                          The Registrant's Annual
                    Promissory Note issued to Sherman Winski dated                       Report on Form 10-KSB for the
                     November 14, 2002                                                   year ended November 30, 2002

10.17               Amendment No. 1 to the Promissory Note issued to                     The Registrant's Annual
                    Sherman Winski dated April 10, 2002                                  Report on Form 10-KSB for the
                                                                                         year ended November 30, 2002

10.18               Amendment No. 2 to the Promissory Note issued to                     The Registrant's Annual
                    Sherman Winski dated September 9, 2002                               Report on Form 10-KSB for the
                                                                                         year ended November 30, 2002

10.19               Amendment No. 3 to the Promissory Note issued to                     The Registrant's Annual
                    Sherman Winski dated January 10, 2003                                Report on Form 10-KSB for the
                                                                                         year ended November 30, 2002

14.1                Code of Ethics                                                 *

16.1                Letter from Capraro Centofranchi Kramer & Co.                        The Registrant's Current
                                                                                         Report on Form 8-KA dated
                                                                                         January 21, 2003

                                                           27



21.1                Subsidiaries                                                   *

23.1                Consent of Capraro Centofranchi Kramer & Co.,                        The Registrant's Registration
                    P.C.                                                                 Statement on Form SB-2 (No.
                                                                                         333-64244)

23.2                Consent of Stephen J. Czarnik, Esq. (included in                     The Registrant's Registration
                    Exhibit 5.1 hereof)                                                  Statement on Form SB-2 (No.
                                                                                         333-64244)

24.1                Power of attorney                                                    The Registrant's Registration
                                                                                         Statement on Form SB-2 (No.
                                                                                         333-64244)

31.1.               Certification of V. William Lucchetti pursuant to              *
                    Rule 13-14(a) and Item 307 of Regulation SB 32.1

32.1                Certification by V. William Lucchetti Pursuant to              *
                    the 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

--------------------

          *    Filed herewith.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for us by Holtz Rubenstein &
Co., LLP, for fiscal years ended November 30, 2003 and 2002, are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are billed in the fiscal years.

                                    FISCAL YEAR 2003          FISCAL YEAR 2002
   AUDIT FEES                       $38,900                   $27,500
   AUDIT-RELATED FEES               $   -                     $   -
   TAX FEES                         $   -                     $   -
   ALL OTHER FEES                   $   -                     $   -
                                    ---------                 ---------
         TOTAL                      $38,900                   $27,500

Audit fees for the fiscal years ended November 30, 2003 and 2002, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, and other assistance required to complete the year end audit of the consolidated financial statements.

As we do not have a formal audit committee (see end of Item 9 above), the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.
Further, as we do not have a formal audit committee, we do not have audit committee pre-approval policies and procedures.



                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

                                            THE MACREPORT.NET, INC.


                                            By:  /s/  V. William Lucchetti, Jr.
                                               --------------------------------
                                                      V. William Lucchetti, Jr.
                                                      Chairman,
                                                      Chief Executive Officer
                                                      and President




In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.



/s/  V. William Lucchetti, Jr.     Chairman,                      March 15, 2004
------------------------------     Chief Executive Officer
     V. William Lucchetti, Jr.     and President (Principal
                                   Executive Officer and
                                   Principal Accounting
                                   and Financial Officer)


/s/  Adam J. Reznikoff             Vice President-North           March 15, 2004
-----------------------------      American Sales and
     Adam J. Reznikoff             Director


/s/  Kenneth T. Hutchinson         Director                       March 15, 2004
-----------------------------
     Kenneth T. Hutchinson

                   Index to Consolidated Financial Statements


                                                                           Page

A.   Report of Independent Certified Public Accountants                     F-1

B.   Consolidated Balance Sheet for the year ended November 30, 2003        F-2

C.   Consolidated Statements of Operations for the years ended
     November 30, 2003 and 2002                                             F-3

D.   Consolidated Statement of Stockholders' Deficiency for the
     year ended November 30, 2003                                           F-4

E.   Consolidated Statements of Cash Flows for the years ended
     November 30, 2003 and 2002                                             F-5

F.   Notes to Consolidated Financial Statements                     F-6 to F-14

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors and Stockholders of The Macreport.Net, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheet of The Macreport.Net, Inc. and Subsidiary, as of November 30, 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended November 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macreport.Net, Inc. and Subsidiary as of November 30, 2003 and the results of their operations and their cash flows for the years ended November 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to continue in the normal course of business is dependent upon its ability to generate revenue and raise capital through the issuance of equity and/or debt securities, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/  HOLTZ RUBENSTEIN & CO., LLP
                                            -----------------------------------
                                                 HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
February 28, 2004

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                     --------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                November 30, 2003
                                -----------------



ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                                           $     1,868
Marketable securities
                                                                         20,500
Other current assets
                                                                          2,000
                                                                    -----------
Total current assets
                                                                         24,368

EQUIPMENT, net
                                                                         32,001

OTHER ASSETS
                                                                          7,571
                                                                    -----------

Total assets                                                        $    63,940
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $   545,300
Notes payable                                                           982,056
Deferred revenue                                                         36,103
                                                                    -----------
Total current liabilities                                             1,563,459

COMMITMENTS

STOCKHOLDERS' DEFICIENCY:
Preferred stock $.0001 par value, authorized 5,000,000
shares, no shares issued                                                   --
Common stock $.0001 par value, authorized 25,000,000
shares, 16,272,942 shares issued and outstanding                          1,627
Additional paid-in-capital                                            1,680,784
Deficit                                                              (3,181,930)
                                                                    -----------
Total stockholders' deficiency                                       (1,499,519)
                                                                    -----------

Total liabilities and stockholders' deficiency                      $    63,940
                                                                    ===========

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Years Ended
                                                  November 30,
                                                      2003             2002
                                                  ------------     ------------

REVENUES                                          $    390,682     $     26,337

COST OF REVENUES                                       167,046           36,689
                                                  ------------     ------------

GROSS PROFIT                                           223,636          (10,352)

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                              1,147,761        1,025,837
                                                  ------------     ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                    (924,125)      (1,036,189)

OTHER INCOME (EXPENSE):
Other                                                   (4,420)          (2,660)
Interest expense                                      (107,875)         (55,264)
                                                  ------------     ------------
                                                      (112,295)         (57,924)
                                                  ------------     ------------

LOSS BEFORE PROVISION FOR
 INCOME TAXES                                       (1,036,420)      (1,094,113)

PROVISION FOR INCOME TAXES                                 455              455
                                                  ------------     ------------

NET LOSS                                          $ (1,036,875)    $ (1,094,568)
                                                  ============     ============

NET LOSS PER COMMON SHARE

BASIC AND DILUTED LOSS PER SHARE                  $      (0.06)    $      (0.07)
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING                                  16,046,077       15,870,097
                                                  ============     ============



                                  THE MACREPORT.NET, INC. AND SUBSIDIARY
                                   STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       YEAR ENDED NOVEMBER 30, 2003



                                         Common Stock          Additional
                                   -------------------------     Paid-in
                                      Shares        Amount       Capital       Deficit         Total
                                   -----------   -----------   -----------   -----------    -----------
Balance, December 1, 2001           15,845,000   $     1,585   $   821,065   $(1,050,487)   $  (227,837)

Stock issued for cash ($1.50 per        30,232             3        45,347          --           45,350
share), net
Net loss for the year                     --            --            --      (1,094,568)    (1,094,568)

Balance, November 30, 2002          15,875,232         1,588       866,412    (2,145,055)    (1,277,055)

Stock issued for conversion of
convertible promissory notes           397,710            39       814,372          --          814,411

Net loss for the year                     --            --            --      (1,036,875)    (1,036,875)

Balance, November 30, 2003          16,272,942   $     1,627   $ 1,680,784   $(3,181,930)   $(1,499,519)
                                   ===========   ===========   ===========   ===========    ===========

                                                   F-4



                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Years Ended
                                                       November 30,
                                                          2003           2002
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(1,036,875)   $(1,094,568)
                                                       -----------    -----------
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                               12,170         11,017
Unrealized loss on non-marketable securities                 4,000           --
Realized loss on sale of securities                            419          2,660
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Prepaid expenses                                              --           23,003
Other current assets                                        (2,000)          --
Security deposits                                           (1,726)          --
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                      182,784        215,279
Deferred revenue                                           (20,556)        56,659
                                                       -----------    -----------
Total adjustments                                          175,091        308,618
                                                       -----------    -----------
Net cash used in operating activities                     (861,784)      (785,950)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                         (32,500)          --
Proceeds from sale of marketable securities                  7,581          2,945
Purchase of property and equipment                          (6,247)        (5,000)
                                                       -----------    -----------
Net cash used in by investing activities                   (31,166)        (2,055)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                   --           45,350
(Increase) decrease in advances to stockholder             (28,167)        15,523
Proceeds from note payable                                 776,327        872,622
                                                       -----------    -----------
Net cash provided by financing activities                  748,160        933,495
                                                       -----------    -----------

Net (decrease) increase in cash and cash equivalents      (144,790)       145,490

Cash and cash equivalents at beginning of year             146,658          1,168

Cash and cash equivalents at end of year               $     1,868    $   146,658
                                                       ===========    ===========


                                       F-5

                             THE MACREPORT.NET, INC.
                             -----------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     YEARS ENDED NOVEMBER 30, 2003 AND 2002
                     --------------------------------------


1.   Organization\Description of Business:
     -------------------------------------

          The MacReport.Net, Inc. (the "Company") was incorporated in 2000 under the laws of the State of Delaware. The Company is an internet information and media company formed to allow publicly and privately held companies to communicate relevant corporate information directly with the investing public. This is done through the use of a web site that provides the user with key information via management interviews, press releases, video conferencing and other information. The Company has its headquarters in Melville, NY and a satellite location in New York City. The Company was in the development stage until the fourth quarter of its 2003 fiscal year, at which time, management determined that the Company's efforts were no longer focused on research and development, developing markets and start up activities such as creating content on its website. In addition, revenues derived from its products grew substantially from levels reported in prior years.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $1,036,875 and $1,094,568 for the years ended November 30, 2003 and 2002, respectively. At November 30, 2003 current liabilities exceed current assets by $1,539,091. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to raise additional funds through future offerings of the Company's stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.   Summary of Significant Accounting Policies:
     -------------------------------------------

     a. Principles of consolidation and basis of presentation
        -----------------------------------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Michael Adams Securities Inc. All significant intercompany transactions have been eliminated in consolidation. As of November 30, 2003, there were no intercompany transactions

     The subsidiary was formed in November 2002 to facilitate the acquisition of a registered broker/dealer. During the year the Company decided they were no longer interested in such an acquisition and the subsidiary has remained inactive.

     b. Use of estimates
        ----------------

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

     -------------------------------------------

     c.   Revenue recognition
          -------------------

          Revenues from fee-based contracts with terms greater than one month are recognized ratably over the life of the contract. Advertising revenues are recognized over the period of the related ad.

     d.   Cash and cash equivalents
          -------------------------

          For purposes of the statement of cash flows, the Company includes cash on deposit, money market funds and amounts held by brokers in cash accounts to be cash equivalents.

     e.  Marketable securities
         ---------------------

              The Company reports its investment in marketable securities under the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this standard, securities which are classified as "trading securities" are recorded in the Company's balance sheet at fair market value, with the resulting unrealized gain or loss reflected in the Company's statement of operations in the current period. Securities which are classified as "available for sale" are also reported at fair market value, however, the unrealized gain or loss on these securities is listed as a separate component of stockholders' deficiency.

     f.   Allowance for doubtful accounts
          -------------------------------

          Management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.


     g.   Equipment and depreciation
          --------------------------

          Equipment is stated at cost. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by both straight-line and accelerated methods over the estimated useful lives of the assets. Differences attributable to using accelerated methods are not considered material.


     h.   Concentration of risk
          ---------------------

          The Company invests its excess cash in deposits and money market accounts with major financial institutions with strong credit ratings. Generally, the investments mature within ninety days, and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

     -------------------------------------------

     i.   Loss per share
          --------------

              Loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

     j.   Income taxes/deferred income taxes
          ----------------------------------

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


     k.   Advertising costs
          -----------------

          All costs relating to marketing and advertising are expensed in the period incurred. Advertising expense for the years ended November 30, 2003 and 2002 approximated $61,000 and $25,000.


     l.   New accounting pronouncements
          -----------------------------

              In January 2004 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The adoption of FSP FAS 106-1 is not expected to have a significant impact on the Company's Consolidated Financial Statements.

              In December 2003 the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R is not expected to have a material effect on the Company's Consolidated Financial Statements.

          In May 2003 the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of FAS 150 did not have a material effect on the Company's Consolidated Financial Statements.

          In April 2003 the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS 149 did not have a material effect on the Company's Consolidated Financial Statements.

          In January 2003 the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIEs that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation is not expected to have a material effect on the Company's Consolidated Financial Statements.

          In November 2002 the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN 45 did not have a material effect on the Company's Consolidated Financial Statements.

          In June 2002 the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of FAS 146 did not have a material effect on the Company's Consolidated Financial Statements.


3.   Supplemental Cash Flow Information:
     ----------------------------------


                                                               Years Ended
                                                               November 30,
                                                       -------------------------
                                                         2003               2002
                                                       ------             ------
     Cash paid for:
        Interest                                       $3,439             $5,264
                                                       ======             ======

     Income taxes                                      $  455             $  455
                                                       ======             ======

     For the year ended November 30, 2003, the Company had a non-cash operating and financing activity when it issued shares of its common stock for the conversion of convertible promissory notes totaling $659,412.


4.   Marketable Securities:
     ---------------------


             Following is a comparison of the cost and market value of trading securities included in current assets at November 30, 2003:


             Cost                             24,500

             Unrealized loss                  (4,000)
                                            --------

             Market Value                   $ 20,500
                                            ========

5.   Equipment:
     ---------

     Major classes of equipment consist of the following at November 30, 2003:

                                                      Estimated
                                                     Useful Life
                                                         Years

     Furniture and fixtures                               5     $  41,506
     Equipment                                            5        19,011
                                                                ---------
                                                                   60,517
     Less accumulated depreciation                                 28,516
                                                                ---------

     Net equipment                                              $  32,001
                                                                =========

     Depreciation expense was $12,170 and $11,017 for the years ended November 30, 2003 and 2002, respectively.

6.   Notes Payable:
     -------------

     Notes payable consist of the following at November 30, 2003:


     Promissory note, principal and interest due May 30, 2004.
      The note bears interest at a rate of 8% per annum. (a)    $ 752,997




     Convertible notes payable (b)                                229,059
                                                                ---------

                                                                $ 982,056

     (a)  Troubled Debt Restructuring

                  In May 2003, the Company modified the terms of three promissory notes from a third party totaling $752,997, which bore interest at rates per annum ranging between 8% and 13%. The individual agreed to replace the prior notes with a new 8% note that is payable May 30, 2004. The future cash payments of the note exceeds the carrying value of the debt and, accordingly, no adjustment has been made to the financial statements.

     (b)  Convertible notes payable

                  During January through April 2003, the Company issued convertible promissory notes to seven individuals with an aggregate principal amount of $85,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock and expects to convert the notes within 30 days. Pursuant to the terms of the convertible notes, prior to March 1, 2004, the Company may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 3.50.

     -------------

          The remaining convertible promissory notes totaling $144,059 bear interest at a rate of 8% per annum with maturity dates that have expired. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to their expiration, the Company may convert the balance due together with accrued interest into shares of the Company's common stock. The conversion ratio for $129,059 of these notes is 3.50 and the greater of: (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); or (ii) 2.50 for one note totaling $15,000. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock and expects to convert the notes within 30 days. See (note 7).

7.   Commitments:
     -----------

     a.  Leases
         ------

               The Company leases its Melville office space under a three month lease expiring June 2004, with minimum monthly rent of approximately $6,000, plus office service expenses. The Company also leases an apartment in New York City for the personal use of its CEO under a month to month lease with minimum monthly rent of $5,800.


                        Total rental expense approximated $230,000 and $140,000 for the years ended November 30, 2003 and 2002, respectively.

     b.   Litigation
          ----------

               The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

                        In November 2003, one of the Company's convertible note holders, filed a complaint against the Company in the Superior Court of the State of Arizona, County of Maricopa, alleging breach of contract (the convertible note agreement). The plaintiff is seeking monetary damages totaling $50,000 plus interest, costs and attorney's fees. The Company has filed its answer to plaintiff's complaint in January 2004. The Company, which intends to defend the action vigorously, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome. The principle and accrued interest related to this note are included in notes payable and accrued expenses on the Company's balance sheet at November 30, 2003.

                        In November 2003, a former executive officer of the Company, filed a complaint against the Company as well as against its subsidiary and CEO in the Supreme Court of the State of New York, County of Richmond, alleging monies owed to the plaintiff for services. The plaintiff is seeking monetary damages totaling approximately $56,000 plus interest, costs and attorney's fees. The Company, which intends to defend the action vigorously, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.

     -----------

          In January 2002, a law firm which formerly provided services to the Company, filed a complaint against the Company as well as against its subsidiary and CEO in the Supreme Court of the State of New York, County of New York, alleging monies owed to the plaintiff for certain legal services. The plaintiff sought monetary damages totaling $73,339 plus costs and attorney's fees. The Company and the plaintiff have tentatively agreed in principal to settle this matter. At November 30, 2003, the Company has accrued fees totaling $73,339 related to this matter.

8.   Related Party Transactions:
     --------------------------

     Fees for management, executive, and administrative services paid to stockholders for the year ended November 30, 2002 were $295,000, respectively.

     The Company leases an executive residence and office facility for $5,800 in monthly rent on a month-to-month basis. The Company's CEO has the exclusive personal use of the executive residence facility at no cost. The lease cost associated with the executive residence is not included as compensation to the CEO.

     Prior to the fourth quarter of 2003, the Company advanced its Chief Executive Officer approximately $84,000.00 for personal expenses. During the fourth quarter of 2003, the Company elected to treat these and subsequent advances to its Chief Executive Officer as compensation.

9.   Stockholders' Equity:
     --------------------

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

     a.   Conversion of notes payable

          During the 2003, the Company issued 397,710 shares of common stock in the conversion of promissory notes held by investors. The total of the notes converted plus accrued interest was $814,411.


     b.   Stock option plan
          -----------------

     In 2001, the Company adopted a plan (the "2001 Stock Option Plan" or the "Plan") pursuant to which the Board of Directors is authorized to award options to purchase up to 1,000,000 shares of Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company. The options may be issued on such terms and conditions as determined by the Board or Committee, and may be issued so as to qualify as incentive stock options under Internal Revenue Code Section 422A. Reserved shares under the Plan at November 30, 2002 are 1,000,000. As of November 30, 2003, there were no options granted under this Plan.

10.  Income Taxes:
     ------------

          No provision for income taxes was recorded during the year ended November 30, 2003 and 2002 due to net losses being incurred. At November 30, 2003, the Company had net operating and capital loss carryforwards for tax purposes of approximately $3,100,000, which expire through 2023.

     Deferred tax assets consist of the following components:

                                                            November 30,
                                                    ---------------------------
                                                       2003            2002
                                                    -----------     -----------

     Net operating and capital loss carryforwards   $ 1,223,000     $   798,000
     Less: valuation allowance                       (1,223,000)       (798,000)
                                                    -----------     -----------
      Total deferred                                $      -        $      -
                                                    ===========     ===========

     At November 30, 2003 and 2002, the Company prided a full valuation allowance against the gross deferred tax asset since, in management's judgment, it is more likely than not, such benefits will not be realized.

11.  Subsequent Events:
     -----------------

a. Effective December 1, 2003, the Company entered into a three-year lease for additional office space in its Melville New York headquarters. Under the lease, the Company is required to pay rent approximating $21,000, $21,000 and $22,000 for the years ended November 30, 2004, 2005 and 2006, respectively.

b. On February 24, 2004, the Company converted convertible promissory notes with an aggregate principal amount of $35,000 plus interest into 10,867 shares of common stock of the Company.


12.  Fair Value of Financial Instruments:
     -----------------------------------

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments for:

     Current Assets and Current Liabilities: The carrying amount of cash, and payables approximate their fair value. The fair value of marketable securities was derived from quotes listed by national stock exchanges. The fair value of the Company's notes payable was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of fixed rate debt at November 30, 2003 approximates fair value.