Form 10QSB
period 2004-02-29
MACREPORT NET INC
filed 2004-04-14
CIK 1143994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

                For the quarterly period ended February 29, 2004

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

     The number of shares of Common Stock outstanding as of February 29, 2004 was 16,283,809.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                February 29, 2004

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
   Item 1.

              Unaudited Consolidated Balance Sheet                            3

              Unaudited Consolidated Statements of Operations                 4

              Unaudited Consolidated Statements of Cash Flows                 5

              Unaudited Notes to Consolidated Financial Statements            6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             6

   Item 3.    Controls and Procedures                                        12


                                PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                              13

   Item 2.    Changes in Securities                                          13

   Item 3.    Defaults by the Company upon Its Senior Securities             14

   Item 4.    Submission of Matters to a Vote of Security Holders            14

   Item 5.    Other Information                                              14

   Item 6.    Exhibits and Reports on Form 8-K                               15

              Signatures                                                     16

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                FEBRUARY 29, 2004

                                     ASSETS


CURRENT ASSETS

   Cash and cash equivalents                                        $    55,776
   Marketable securities                                                193,807
   Other current assets                                                   2,000
                                                                    -----------

         Total Current Assets                                           251,583

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation of $30,442                                               30,075

OTHER ASSETS

   Security deposits                                                      7,571
                                                                    -----------

         TOTAL ASSETS                                               $   289,229
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                               $   547,786
Notes payable                                                           982,056
Deferred revenue                                                        173,417
                                                                    -----------
         Total Liabilities                                            1,703,259


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $.0001 par value,
     5,000,000 shares authorized,
     no shares issued or outstanding                                $      --
   Common stock, $.0001 par value,
     25,000,000 shares authorized
     16,283,809 shares issued and outstanding                             1,628

   Additional paid-in capital                                         1,680,784

   Deficit                                                           (3,096,441)
                                                                    -----------
         Total Stockholders' Deficiency                              (1,414,030)
                                                                    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   289,229
                                                                    ===========


          See accompanying notes to consolidated financial statements.



                       THE MACREPORT.NET, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                           Three months ending
                                                      February 29,    February 28,
                                                          2004            2003
                                                      ------------    ------------
   Revenues                                           $    328,608    $    154,384

   Cost of Revenues                                         53,399          13,395
                                                      ------------    ------------

         Gross profit                                      275,209         140,989

   Selling, general and administrative expenses            175,478         332,961
                                                      ------------    ------------

         Income(loss) before other income(expense)          99,731        (191,972)
                                                      ------------    ------------
   Other Income(Expense):
     Unrealized gain on non-marketable securities            2,090            --

     Realized gain on sale of marketable securities          5,134            --
     Interest expense
                                                           (21,466)        (22,509)
                                                      ------------    ------------
         Total other income (expense)                      (14,242)         22,509
                                                      ------------    ------------

         Net Income (loss)                            $     85,489    $   (214,481)
                                                      ============    ============


Basic Earnings (Loss) Per Share                       $       0.01    $      (0.01)
                                                      ============    ============

Fully Diluted Earnings (Loss) Per Share               $       0.00    $      (0.01)
                                                      ============    ============

Weighted Average Number of Shares Outstanding           16,283,809      15,875,232
                                                      ============    ============


            See accompanying notes to consolidated financial statements.

                                          4



                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                 Three months ending
                                                             February 29,  February 28,
                                                                 2004         2003
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $  85,489    $(214,481)
   Adjustments to reconcile net income (loss) to net cash
     Used in operating activities:
     Depreciation and amortization                                 1,926        2,845
     Unrealized gain on marketable securities                     (2,090)           0
     Realized gain loss on sale of securities                     (5,134)           0
     Marketable securities received for payment of services     (237,400)           0
   Changes in assets and liabilities Increase (Decrease) in:
     Accounts payable and accrued expenses                         2,486         (835)
     Deferred revenue                                            137,314      (45,184)
                                                               ---------    ---------
   Total adjustments                                            (102,898)     (43,174)
                                                               ---------    ---------

     Net cash used in operating activities
                                                                 (17,409)    (257,655)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of marketable securities                   71,317         --
                                                               ---------    ---------
   Net cash provided by investing activities                      71,317         --

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from stockholder                                          0       (1,062)
   Net proceeds from note payable                                      0      231,359
                                                               ---------    ---------
     Net cash provided by financing activities                         0      230,297
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH                                   53,908      (27,358)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    1,868      146,658
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS -  END OF PERIOD                     $  55,776    $ 119,300
                                                               =========    =========


              See accompanying notes to consolidated financial statements.

                                            5

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



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



Selected Financial Data


                                                            Three Months ended,
                                                            -------------------
RESULTS OF OPERATIONS:                                 Feb. 29, 2003   Feb. 28, 2002
                                                        ------------    ------------
Total revenues                                          $    328,608    $    154,398

Net income (loss)                                       $     85,489    $   (214,481)

Net income (loss) attributable to common stockholders   $     85,489    $   (214,481)


Basic income (loss) per common share                    $      (0.01)   $       0.01

Fully Diluted income (loss) per common share            $       0.00    $      (0.01)


Weighted average common shares outstanding                16,283,809      15,875,232


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

                                       7

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

Results of Operations

Three Months ended February 29, 2004 compared with three months ended February 28, 2003.

     Overall Financial Situation. The Company had revenues of $328,608 for the three month period ended February 29, 2004, an increase of $174,224 or 113% from the three month period ended February 28, 2003. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $53,399 for the three month period ended February 29, 2004, an increase of $40,004 or 299% from the three month period ended February 28, 2003. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. For the three month period ended February 28, 2003, the Company had revenues of $154,384 with costs of revenues of $13,395. The Company had a stockholders' deficiency at February 29, 2004 in the amount of $1,414,030, a decrease of $77,506 from the stockholders' deficiency at February 28, 2003 of $1,491,536. This decrease is primarily due to the conversion of debt to equity and net income of $85,489 for the three month period ended February 29, 2004. Selling general and administrative expenses increased from the three month period ended February 28, 2003 by $134,220 or 95%, resulting in income from operations of $99,731 for the three month period ended February 29, 2004. Interest expense decreased by $1,043 for the three month period ended February 29, 2004 from $22,509 for the three month period ended February 28, 2003.

     Revenues. The Company had revenues of $328,608 for the three month period ended February 29, 2004, an increase of $174,224 or 113% from the three month period ended February 28, 2003.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased from the three month period ended February 28, 2003 by $134,220 or 95%, resulting in income from operations of $99,731 for the three month period ended February 29, 2004. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities.


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

In July 2003, the Company converted 61 convertible notes made by Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $141,475)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company (52,722 shares of common stock issued pursuant to the conversion in the aggregate) at a conversion price which is $0.05 less than the conversion price of ($1.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

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

As of February 29, 2004, we had $55,776 in cash and cash equivalents.

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

In November 2003, Joel Soren, former executive officer of the Company, filed a complaint against the Company as well as against Michael Adams Consulting, Inc. and V. William Lucchetti, Jr. in the Supreme Court of the State of New York, County of Richmond, alleging monies owed to the plaintiff for services. The plaintiff is seeking monetary damages totaling approximately $56,000 plus interest, costs and attorney's fees. The Company and Mr. Soren have reached an agreement to settle this matter. The complaint has been dismissed.

In January 2002, Bondy & Schloss LLP, a law firm which formerly provided services to the Company, filed a complaint against the Company as well as against Michael Adams Consulting, Inc. and V. William Lucchetti, Jr. in the Supreme Court of the State of New York, County of New York, alleging monies owed to the plaintiff for certain legal services. The plaintiff sought monetary damages totaling $73,339 plus costs and attorney's fees. The Company and Bondy & Schloss have reached an agreement to settle this matter. The complaint has been dismissed.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

In February 2004, the Company converted the convertible promissory notes dated January -April 2003 (aggregate principal amount of $35,000) into 10,867 shares of common stock of the Company pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($3.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The shares were issued pursuant to an exemption from registration contained in Securities laws. The Company and 5 remaining holders of these convertible notes have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to August 1, 2004. This discussion will be finalized within sixty (60) days.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
          --------------------------------------------------

On August 5, 2003, the Company has converted 17 convertible notes that have maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 (aggregate principal amount of $324,500) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($1.50-$2.00); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and three (3) remaining holders of these convertible notes (aggregate principal amount of $25,000; aggregate interest amount $1,798) have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to June 1, 2004. This discussion will be finalized within sixty (60) days.

On July 25, 2003, the Company converted 61 convertible notes made by Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $140,725)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price of ($1.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and one (1) remaining holder of these convertible notes (maturity dates of November 1, 2003) (aggregate principal amount of $10,000; aggregate interest amount $999) have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to December 1, 2004. This discussion will be finalized within sixty (60) days.

During September, October and November 2002, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $240,000. The convertible notes bear interest at a rate of 8% per annum with a maturity dates of September 1, 2003, October 1, 2003 and November 1 2003 respectively. Pursuant to the terms of the convertible notes, prior to the respective maturity dates, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 2.50. The Company and the holders of these convertible notes (aggregate principal amount of $20,000; aggregate interest amount $2,104) have been engaged in discussions with respect to such convertible notes to either:
(i) convert the notes into shares of common stock of the Company; (ii) pay the interest and principal balance of the notes; or (iii) extend the maturity date to May 1, 2004. This discussion will be finalized within thirty (30) days.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
None.

ITEM 5.   OTHER INFORMATION
          -----------------
None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          ---------------------------------

a)  Exhibits

Exhibit 31.1 Certification of V. William Lucchetti pursuant to Rule 13-14(a) and Item 307 of Regulation SB

Exhibit 32.1 Certification by V. William Lucchetti Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MACREPORT.NET, INC.
                             -----------------------


                         By:  /s/  Vito W. Lucchetti, Jr.
                            -------------------------------
                                   Vito W. Lucchetti, Jr. Chairman,
                                   Chief Executive Officer and President
                                   (Principal Executive Officer and
                                   Principal Accounting and Financial Officer)


Date:  April 14, 2004