Form 10QSB/A
period 2004-02-29
MACREPORT NET INC
filed 2004-04-15
CIK 1143994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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



                                EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-QSB for the quarter period ended February 29, 2003 is being filed for the sole purpose of correcting certain typographical errors which were inadvertently included within the "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Selected Financial Data" section of our Form 10-QSB. Our Form
10-QSB is hereby amended to include the following revised "Management's
Discussion and Analysis of Financial Condition and Results of Operations -
Selected Financial Data" section of our Form 10-QSB:


Selected Financial Data


                                                            Three Months ended,
                                                            -------------------
RESULTS OF OPERATIONS:                                 Feb. 29, 2004  Feb. 28, 2003
                                                        ------------   ------------
Total revenues                                          $    328,608   $    154,398
Net income (loss)                                       $     85,489   $   (214,481)
Net income (loss) attributable to common stockholders   $     85,489   $   (214,481)


Basic income (loss) per common share                    $       0.01   $      (0.01)
Fully Diluted income (loss) per common share            $       0.00   $      (0.01)


Weighted average common shares outstanding                16,283,809     15,875,232


No revisions have been made to our financial statements or any other disclosures contained in our Form 10QSB.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE MACREPORT.NET, INC.
                                  (Registrant)


                             By:  /s/  V. William Lucchetti, Jr.
                                -----------------------------------
                                       V. William Lucchetti, Jr.
                                       Chairman, Chief Executive Officer and
                                       President (Principal Executive Officer
                                       and Principal Accounting and Financial
                                       Officer)

Date:  April 15, 2004

                                       2