Form 10QSB
period 2004-05-31
MACREPORT NET INC
filed 2004-07-15
CIK 1143994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[  x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                   For the quarterly period ended May 31, 2004

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

     The number of shares of Common Stock outstanding as of May 31, 2004 was 16,283,809.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                  May 31, 2004

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
   Item 1.

              Unaudited Consolidated Balance Sheet                            3

              Unaudited Consolidated Statements of Operations                 4

              Unaudited Consolidated Statements of Cash Flows                 6

              Unaudited Notes to Consolidated Financial Statements            7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7

   Item 3.    Controls and Procedures                                        12


              PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                              13

   Item 2.    Changes in Securities                                          13

   Item 3.    Defaults by the Company upon Its Senior Securities             13

   Item 4.    Submission of Matters to a Vote of Security Holders            14

   Item 5.    Other Information                                              14

   Item 6.    Exhibits and Reports on Form 8-K                               14

              Signatures                                                     15

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                    THE MACREPORT.NET, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  MAY 31, 2004



                                     ASSETS


CURRENT ASSETS

   Cash                                                             $   403,422
   Marketable securities                                                345,306
   Other current assets                                                   2,000
                                                                    -----------
         Total Current Assets                                           750,728

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation of $33,145                                               33,372

OTHER ASSETS

   Security deposits                                                      7,571
                                                                    -----------

         TOTAL ASSETS                                               $   791,671
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                               $   528,037
Notes payable                                                           982,056
Deferred revenue                                                        304,695
                                                                    -----------

         Total Liabilities                                            1,814,788

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.0001 par value,
     5,000,000 shares authorized,
     no shares issued or outstanding                                       --
   Common stock, $.0001 par value,
     25,000,000 shares authorized
     16,283,809 shares issued and outstanding                             1,628

   Additional paid-in capital                                         1,680,784

   Deficit                                                           (2,705,527)
                                                                    -----------
         Total Stockholders' Deficit                                 (1,023,117)
                                                                    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   791,671
                                                                    ===========


          See accompanying notes to consolidated financial statements.


                    THE MACREPORT.NET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                           Three months ending
                                                         May 31,         May 31,
                                                          2004            2003
                                                      ------------    ------------
   Revenues                                           $    789,911    $     77,458

   Cost of Revenues                                         75,261          56,678
                                                      ------------    ------------

         Gross profit                                      714,650          20,780

   Selling, general and administrative expenses            344,002         226,420
                                                      ------------    ------------

         Income from Operations                            370,648        (205,640)
                                                      ------------    ------------

   Other Income(Expense):
     Unrealized gain on non-marketable securities            6,770            --
     Realized gain on sale of marketable securities         34,733            --
     Interest expense                                      (21,237)        (27,095)
                                                      ------------    ------------
         Total other income (expense)                       20,266         (27,095)
                                                      ------------    ------------

         Income (loss) before income taxes                 390,914        (232,735)

   Provision for Income taxes                                 --               455
                                                      ------------    ------------

         Net Income (loss)                            $    390,914    $   (233,190)
                                                      ============    ============



Earnings (Loss) Per Share:

   Basic                                              $       0.02    $      (0.01)
                                                      ============    ============
   Diluted                                            $       0.02    $      (0.01)
                                                      ============    ============


Weighted Average Number of Shares Outstanding:

   Basic                                                16,283,809      15,875,232
                                                      ============    ============

   Diluted                                              16,704,233      15,875,232
                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                                       4



                    THE MACREPORT.NET, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                            Six months ending
                                                         May 31,         May 31,
                                                          2004            2003
                                                      ------------    ------------
   Revenues                                           $  1,118,519    $    231,842

   Cost of Revenues                                        128,660        - 89,054
                                                      ------------    ------------

         Gross profit                                      989,859         142,788

Selling, general and administrative expenses               519,479         540,400
                                                      ------------    ------------
         Income from Operations                            470,380        (397,612)
                                                      ------------    ------------

   Other Income(Expense):
     Unrealized gain on non-marketable securities            8,860            --
     Realized gain on sale of marketable securities         39,867            --
     Interest expense                                      (42,704)        (49,605)
                                                      ------------    ------------
         Total other income (expense)                        6,023         (49,605)
                                                      ------------    ------------

         Income (loss) before income taxes                 476,403        (447,217)

   Income taxes (benefit)                                     --               455
                                                      ------------    ------------


         Net Income (loss)                            $    476,403    $   (447,672)
                                                      ============    ============



Earnings (Loss) Per Share:

   Basic                                              $       0.03    $      (0.02)
                                                      ============    ============

   Diluted                                            $       0.03    $      (0.02)
                                                      ============    ============

Weighted Average Number of Shares Outstanding:

   Basic                                                16,278,524      15,875,232
                                                      ============    ============

   Diluted                                              16,694,524      15,875,232
                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                                       5



                       THE MACREPORT.NET, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                 Six months ending
                                                                May 31,      May 31,
                                                                 2004         2003
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $ 476,403    $(447,672)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                 4,629        6,134
     Unrealized gain on marketable securities                     (8,860)        --
     Realized gain on sale of marketable securities              (39,867)        --
     Marketable securities received for payment of services     (764,603)        --
   Changes in assets and liabilities Increase (Decrease) in:
     Accounts payable and accrued expenses                       (17,263)     (12,806)
     Deferred revenue                                            268,591      (31,457)
                                                               ---------    ---------
         Total adjustments                                      (557,373)     (38,129)
                                                               ---------    ---------
     Net cash used in operating activities
                                                                 (80,970)    (485,801)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of marketable securities                  488,524         --
   Payments made for property and equipment                       (6,000)      (6,246)
                                                               ---------    ---------
   Net cash used in investing activities                         482,524       (6,246)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances to stockholder                                      --        (30,935)
   Net proceeds from notes payable                                  --        621,359
                                                               ---------    ---------
     Net cash provided by financing activities                      --        590,424
                                                               ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        401,554       98,377

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    1,868      146,658
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS -  END OF PERIOD                     $ 403,422    $ 245,035
                                                               =========    =========


             See accompanying notes to consolidated financial statements.

                                          6

                    THE MACREPORT.NET, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED MAY 31, 2004 AND 2003

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

The Company has incorporated Macnetworks, Inc., a Delaware corporation that is wholly-owned by the Company. In February 2004, Macnetworks was appointed as a General Partner for Van Pfeiffer, L.P., a New York limited partnership and hedge fund that primarily invests in private investments in public companies. For its services, Macnetworks will receive 1.5% of the net assets and 20% of profits, if any, of Van Pfeiffer. Macnetworks has not, as of May 31, 2004, earned any fees from Van Pfeiffer.

Selected Financial Data

                                                        Six Months ended,
                                                        -----------------
RESULTS OF OPERATIONS:                            May 31, 2004    May 31, 2003
                                                  ------------    ------------

Total revenues                                    $  1,118,519    $    231,842
Net income (loss)                                 $    476,403    $   (447,217)

Basic income (loss) per common share              $       0.03    $      (0.02)
Fully Diluted income (loss) per common share      $       0.03    $      (0.02)

Weighted average common shares outstanding          16,283,809      15,875,232



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

The Company has incorporated Macnetworks, Inc., a Delaware corporation that is wholly-owned by the Company. In February 2004, Macnetworks was appointed as a General Partner for Van Pfeiffer, L.P., a New York limited partnership and hedge fund that primarily invests in private investments in public companies. For its services, Macnetworks will receive 1.5% of the net assets and 20% of profits, if any, of Van Pfeiffer. Macnetworks has not, as of May 31, 2004, earned any fees from Van Pfeiffer.

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

Results of Operations

Three Months ended May 31, 2004 compared with three months ended May 31, 2003.

     Overall Financial Situation. The Company had revenues of $789,911 for the three month period ended May 31, 2004, an increase of $712,453 or 920% from the three month period ended May 31. 2003. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $75,261 for the three month period ended May 31, 2004, an increase of $18,583 or 33% from the three month period ended May 31, 2003. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. The Company had a stockholders' deficiency at May 31, 2004 in the amount of $1,023,117, a decrease of $701,610 from the stockholders' deficiency at May 31, 2003 of $1,724,727. This decrease is primarily due to the net income of $397,681 for the three month period ended May 31, 2004. Selling general and administrative expenses increased from the three month period ended May 31, 2003 by $110,815 or 49%, resulting in income from operations of $377,415 for the three month period ended May 31, 2004. Interest expense decreased by $5,858 for the three month period ended May 31, 2004 from $27,095 for the three month period ended May 31, 2003.

     Revenues. The Company had revenues of $789,911 for the three month period ended May 31, 2004, an increase of $712,453 or 920% from the three month period ended May 31. 2003.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased from the three month period ended May 31, 2003 by $110,815 or 49%, resulting in income from operations of $377,415 for the three month period ended May 31, 2004. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities.

Six Months ended May 31, 2004 compared with six months ended May 31, 2003.

     Overall Financial Situation. The Company had revenues of $1,118,519 for the six month period ended May 31, 2004, an increase of $886,677 or 382% from the six month period ended May 31, 2003. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $128,660 for the six month period ended May 31, 2004, an increase of $39,606 or 44% from the six month period ended May 31, 2003. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. The Company had a stockholders' deficiency at May 31, 2004 in the amount of $1,023,117, a decrease of $701,610 from the stockholders' deficiency at May 31, 2003 of $1,724,727. This decrease is primarily due to the net income of $476,403 for the six month period ended May 31, 2004. Selling general and administrative expenses decreased from the six month period ended May 31, 2003 by $20,921 or 3.9%, resulting in income from operations of $470,380 for the six month period ended May 31, 2004. Interest expense decreased by $6,901 for the six month period ended May 31, 2004 from $49,605 for the six month period ended May 31, 2003.

     Revenues. The Company had revenues of $1,118,519 for the six month period ended May 31, 2004, an increase of $886,677 or 382% from the six month period ended May 31, 2003.

     Selling, General and Administrative Expenses. Selling general and administrative expenses decreased from the six month period ended May 31, 2003 by $20,921 or 3.9%, resulting in income from operations of $470,380 for the six month period ended May 31, 2004. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities.


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

During January through April 2003, we issued convertible promissory notes to 5 individuals with an aggregate principal amount of $75,000. The convertible notes bear interest at a rate of 8% per annum with a maturity date of March 1, 2004. Pursuant to the terms of the convertible notes, prior to March 1, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is the greater of: (y) the amount that is equal to the product of the closing bid price per share for the common stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's common stock is then traded and seventy-five percent (75%); and (z) 3.50. The Company is engaged in discussions with each holder of the notes to convert the notes. The Company expects to convert the notes within thirty days.

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. The Company and the holder of this convertible note have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to August 1, 2005.

As of May 31, 2004, we had $403,422 in cash and cash equivalents.

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

Current and Future Financing Needs

Up until the three month period ended May 31, 2004, we incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with growing our customer base. We have 9 full time employees. We do not engage any consultants.

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

In November 2003, Encore Entertainment, a holder of a convertible note of the Company, filed a complaint against the Company in the Superior Court of the State of Arizona, County of Maricopa, alleging breach of contract (the convertible note agreement). The plaintiff is seeking monetary damages totaling $50,000 plus interest, costs and attorney's fees. The Company has filed its answer to plaintiff's complaint in January 2004 and the matter is currently in arbitration proceedings. The Company, which intends to defend the action vigorously, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

On August 5, 2003, the Company converted 17 convertible notes that have maturity dates of May 1, 2003, June 1, 2003 and July 1, 2003 (aggregate principal amount of $324,500) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($1.50-$2.00); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and three (3) remaining holders of these convertible notes (aggregate principal amount of $25,000; aggregate interest amount $1,798) have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company;
(ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to August 1, 2004. This discussion will be finalized within thirty
(30) days.

On July 25, 2003, the Company converted 61 convertible notes made by Michael Adams Securities, Inc., a Delaware corporation and wholly owned subsidiary of the Company (maturity dates of October 1, 2003, November 1, 2003 and December 1, 2003 (aggregate principal amount of $140,725)) pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price of ($1.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion. The Company and one (1) remaining holder of these convertible notes (maturity dates of November 1, 2003) (aggregate principal amount of $10,000; aggregate interest amount $999) have been engaged in discussions with respect to such convertible note to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity date to December 1, 2004. This discussion will be finalized within thirty (60) days.

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

None.

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


Date:  July 15, 2004