Form 10QSB
period 2004-08-31
MACREPORT NET INC
filed 2004-10-15
CIK 1143994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[  X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended August 31, 2004

                                       OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

            For the transition period from            to
                                           -----------  -------------

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

     The number of shares of Common Stock outstanding as of August 31, 2004 was 16,283,809.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                 August 31, 2004

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page
   Item 1.                                                                 ----

                   Unaudited Consolidated Balance Sheet                     3

                   Unaudited Consolidated Statements of Operations          4-5

                   Unaudited Consolidated Statements of Cash Flows          6

                   Unaudited Notes to Consolidated Financial Statements     7

   Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8

   Item 3.         Controls and Procedures                                  12


                   PART II - OTHER INFORMATION

   Item 1.         Legal Proceedings                                        13

   Item 2.         Changes in Securities                                    13

   Item 3.         Defaults by the Company upon Its Senior Securities       13

   Item 4.         Submission of Matters to a Vote of Security Holders      13

   Item 5.         Other Information                                        13

   Item 6.         Exhibits and Reports on Form 8-K                         13

                   Signatures                                               14

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                    THE MACREPORT.NET, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 AUGUST 31, 2004

                                     ASSETS

CURRENT ASSETS:

   Cash  and cash equivalents                                       $   235,710
   Marketable securities                                                852,125
   Loan receivable                                                        2,000
                                                                    -----------

         Total Current Assets                                         1,089,835

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation of $36,276                                              172,809

OTHER ASSETS:

   Security deposits                                                      7,571
                                                                    -----------

         TOTAL ASSETS                                               $ 1,270,215
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses                               $   526,541
Note payable                                                            982,056
Deferred revenue                                                        428,637
                                                                    -----------

         Total Current Liabilities                                    1,937,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.0001 par value,
     5,000,000 shares authorized,
     no shares issued or outstanding                                       --
   Common stock, $.0001 par value,
     25,000,000 shares authorized
     16,283,809 shares issued and outstanding                             1,628
   Additional paid-in capital                                         1,680,783
   Deficit                                                           (2,349,430)
                                                                    -----------
         Total Stockholders' Deficiency                                (667,019)
                                                                    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $ 1,270,215
                                                                    ===========


          See accompanying notes to consolidated financial statements.



                      THE MACREPORT.NET, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                           Three months ending
                                                        August 31,      August 31,
                                                           2004            2003
                                                       ------------    ------------
   Revenues                                            $    481,351    $     56,592

   Cost of Revenues                                          75,056          23,373
                                                       ------------    ------------
         Gross profit                                       406,295          33,219

   Selling, general and administrative expenses             309,367         297,201
                                                       ------------    ------------

         Income (Loss) before other income (expense)         96,928        (263,982)

   Other Income(Expense):
     Unrealized gain on non-marketable securities           321,780            --
     Realized loss on sale of marketable securities         (42,349)           --
     Interest expense                                       (20,262)        (36,278)
                                                       ------------    ------------
         Total other income (expense)                       259,169         (36,278)
                                                       ------------    ------------

         Net Income (Loss)                             $    356,097    $   (300,260)
                                                       ============    ============

Earnings (Loss) Per Share:

Basic                                                  $       0.02    $      (0.02)
                                                       ============    ============
Diluted                                                $       0.02    $      (0.02)
                                                       ============    ============

Weighted Average Number of Shares Outstanding:

Basic                                                    16,283,809      15,964,124
                                                       ============    ============
Diluted                                                  16,704,233      15,964,124
                                                       ============    ============


            See accompanying notes to consolidated financial statements.

                                          4



                     THE MACREPORT.NET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                          Nine months ending

                                                       August 31,      August 31,
                                                          2004            2003
                                                      ------------    ------------
   Revenues                                           $  1,599,870    $    288,434

   Cost of Revenues                                        203,716         112,427
                                                      ------------    ------------
         Gross profit                                    1,396,154         176,007

   Selling, general and administrative expenses            828,846         838,056
                                                      ------------    ------------

         Loss before other income (expense)                567,308        (662,049)
                                                      ------------    ------------

   Other Income(Expense):
     Unrealized gain on non-marketable securities          330,640            --
     Realized loss on sale of marketable securities         (2,482)           --
     Interest expense                                      (62,966)        (85,883)
                                                      ------------    ------------
         Total other income (expense)                      (85,883)         (1,412)
                                                      ------------    ------------


         Net Income (Loss)                            $    832,500    $   (747,932)
                                                      ============    ============



Earnings (Loss) Per Share:

Basic                                                 $       0.05    $      (0.05)
                                                      ============    ============
Diluted                                               $       0.05    $      (0.05)
                                                      ============    ============

Weighted Average Number of Shares Outstanding:

Basic                                                   16,280,292      15,905,079
                                                      ============    ============
Diluted                                                 16,686,057      15,905,079
                                                      ============    ============


           See accompanying notes to consolidated financial statements.

                                         5



                         THE MACREPORT.NET, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                  Nine months ending

                                                                August 31,     August 31,
                                                                  2004           2003
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $   832,500    $  (747,932)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                   7,760          9,089
     Unrealized gain on marketable securities                     (330,640)          --
     Realized loss on sale of marketable securities                  2,482           --
     Marketable securities received for payment of services     (1,033,919)          --
   Changes in assets and liabilities Increase (Decrease) in:
     Other Assets                                                     --           (3,900)
     Purchase of marketable securities                             (26,651)          --
                                                                              -----------
     Accounts payable and accrued expenses                         (18,759)        88,879
     Deferred revenue                                              392,534        (24,674)
                                                               -----------    -----------
         Total adjustments                                      (1,007,193)        69,394
                                                               -----------    -----------
     Net cash used in operating activities                        (174,693)      (678,538)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of marketable securities                    557,103           --
   Payments made for property and equipment                       (148,568)        (6,246)
                                                               -----------    -----------
   Net cash provided (used) in investing activities                408,535         (6,248)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                         --          130,000
   Net advances to stockholder                                        --         (112,150)
   Net proceeds from notes payable                                    --          621,359
                                                               -----------    -----------
     Net cash provided by financing activities                        --          639,209
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               233,842        (45,577)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      1,868        146,658
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS -  END OF PERIOD                     $   235,710    $   101,081
                                                               ===========    ===========


               See accompanying notes to consolidated financial statements.

                                             6



                     THE MACREPORT.NET, INC. AND SUBSIDIARY
                          (A Development Stage Entity)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2004 AND 2003


ITEM 1. FINANCIAL STATEMENTS

1. All financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial condition, results of operations and changes in cash flows for all interim periods have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

2. Summary of Significant Accounting Policies - Principles of consolidation. The accompanying consolidated financial statements include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Net Income Per Share. Basic net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon conversion of convertible debt.

The reconciliation is as follows:

                                  Three Months Ended                   Nine Months Ended
                                  August 31,                           August 31,
                                  ---------------------                ---------------------
                                  2004             2003                2004             2003
--------------------------------------------------------------------------------------------------

Weighted Average Number
  of Shares Outstanding             16,283,809     15,964,124          16,280,292     15,905,079
Effect of Dilutive Securities,
  common stock equivalents            420,424            --               405,765           --
                                    -------------------------          -------------------------
Weighted Average Number of
  Shares Outstanding, used for
  computing diluted earnings
  per share                         16,704,233     15,964,124          16,686,057     15,905,079
                                    =========================          =========================

                                               7




Net income (loss) available to common shareholders for the computation of diluted earnings per share is computed as follows:


                                             Three Months Ended               Nine Months Ended
                                             August 31,                       August 31,
                                             -------------------              ------------------
                                             2004           2003              2004           2003
----------------------------------------------------------------------------------------------------
Net Income (loss)                            $375,818      (300,260)          891,448        (747,932)
Interest Expense on
  Convertible Debt                             11,300          --              58,948            --
                                            --------------------------------------------------------
Net Income (loss) Available to Common
  Shareholders for Diluted Earnings
  Per Share                                  $356,097     ($300,260)         $832,500       ($747,932)
                                            =========================================================



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

The Company has incorporated Macnetworks, Inc., a Delaware corporation that is wholly-owned by the Company. In February 2004, Macnetworks was appointed as a General Partner for Van Pfeiffer, L.P., a New York limited partnership and hedge fund that primarily invests in private investments in public companies. For its services, Macnetworks will receive 1.5% of the net assets and 20% of profits, if any, of Van Pfeiffer. Macnetworks has not, as of August 31, 2004, received any compensation from Van Pfeiffer.

The Company has also incorporated The Marcellus Group, LLC, a New York limited liability company. In July, 2004, The Marcellus Group purchased a commercial building property in Marcellus, New York for the purposes of office space for the Company. The building is currently being renovated for use by the Company. A certain portion of the property will be rented for retail commercial use.



Selected Financial Data

                                                        Nine Months ended,
                                                        ------------------
RESULTS OF OPERATIONS:                               August 31,     August 31,
                                                     ----------     ----------
                                                        2004           2003

Total revenues                                       $ 1,599,870   $   288,434

Net income (loss)                                    $   832,500   $  (747,932)


Basic income (loss) per common share                 $      0.05   $     (0.05)
Fully Diluted income (loss) per common share         $      0.05   $     (0.05)

Weighted average common shares outstanding Diluted    16,686,057    15,905,079



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

The Company has incorporated Macnetworks, Inc., a Delaware corporation that is wholly-owned by the Company. In February 2004, Macnetworks was appointed as a General Partner for Van Pfeiffer, L.P., a New York limited partnership and hedge fund that primarily invests in private investments in public companies. For its services, Macnetworks will receive 1.5% of the net assets and 20% of profits, if any, of Van Pfeiffer. Macnetworks has not, as of August, 31, 2004, received any compensation from Van Pfeiffer.

The Company has also incorporated The Marcellus Group, LLC, a New York limited liability company. In July, 2004, The Marcellus Group purchased a commercial building property in Marcellus, New York for the purposes of office space for the Company. The building is currently being renovated for use by the Company. A certain portion of the property will be rented for retail commercial use.


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

In some instances during 2004 and 2003, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier.

Results of Operations

Three Months ended August 31, 2004 compared with three months ended August 31, 2003.

     Overall Financial Situation. The Company had revenues of $481,351 for the three month period ended August 31, 2004, an increase of $424,759 or 751% from the three month period ended August 31, 2003. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $75,056 for the three month period ended August 31, 2004, an increase of $51,683 or 221% from the three month period ended August 31, 2003. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. The Company had a stockholders' deficiency at August 31, 2004 in the amount of $667,019, a decrease of $782,930 from the stockholders' deficiency at August 31, 2003 of $1,449,949. This decrease is primarily due to the net income of $356,097 for the three month period ended August 31, 2004. Selling general and administrative expenses increased from the three month period ended August 31, 2003 by $12,166 or 4.3% resulting in income from operations of $96,928 for the three month period ended August 31, 2004. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities. Interest expense decreased by $16,016 for the three month period ended August 31, 2004 from $36,278 for the three month period ended August 31, 2003 primarily due to the conversion of the convertible notes.

Nine Months ended August 31, 2004 compared with the Nine Months ended August 31, 2003.

     Overall Financial Situation. The Company had revenues of $1,599,870 with costs of revenues of $203,716 for the nine-month period ended August 31, 2004, an increase of $1,311,436 compared to the nine-month period ended August 31, 2003. The Company had costs of revenues of $112,427 during the nine-month period ended August 31, 2003. The Company had a stockholders' deficiency at August 31, 2004 in the amount of $667,019, a decrease of $782,930 from the stockholders' deficiency at August 31, 2003 of $1,449,949. This decrease is primarily due to the net income of $832,500 for the nine month period ended August 31, 2004. Selling general and administrative expenses decreased from the nine-month period ended August 31, 2003 by $9,210 or 1%, resulting in income from operations of $832,500 for the nine-month period ended August 31, 2004. These expenses consist primarily of consulting fees, professional fees and other corporate expenses, including business development and general legal activities. Interest expense decreased by $22,917 for the nine-month period ended August 31, 2004 from interest expense for the nine-month period ended August 31, 2003 of $85,883 primarily due to the conversion of the convertible notes.


Liquidity and Capital Resources

The Company has 18 convertible notes outstanding with an aggregate principal amount of $977,997 to 12 persons. Pursuant to the terms of 17 of these notes (aggregate principal amount of $225,000), the Company is in default. The Company and the holders of these convertible notes (11 persons) are engaged in discussions with respect to such convertible notes to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity dates of the convertible notes. The Company anticipated that such discussions will be consummated during the first quarter of our next fiscal year.

As of August 31, 2004, we had $235,710 in cash and cash equivalents.

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

          o    costs associated with marketing our services; and

          o our ability to grow our customer base and retain our current customers.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

None

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
          --------------------------------------------------

The Company has 18 convertible notes outstanding with an aggregate principal amount of $977,997 to 12 persons. Pursuant to the terms of 17 of these notes (aggregate principal amount of $225,000 and accrued interest of approximately $32,000), the Company is in default. The Company and the holders of these convertible notes (11 persons) are engaged in discussions with respect to such convertible notes to either: (i) convert the note into shares of common stock of the Company; (ii) pay the interest and principal balance of the note; or (iii) extend the maturity dates of the convertible notes. The Company anticipated that such discussions will be consummated during the first quarter of our next fiscal year.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.

ITEM 5.   OTHER INFORMATION
          -----------------

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

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


Date:  October 15, 2004