Form 10KSB
period 2004-11-30
MACREPORT NET INC
filed 2005-02-28
CIK 1143994

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

For the Year Ended November 30, 2004               Commission File No. 333-64244

                          -----------------------------

                             The Macreport.net, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                          11-3584538
 ----------------------                      ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

 150 Broadhollow Road, Suite PH11, Melville, New York           11747
       --------------------------------------                  --------
      (Address of principal executive offices)                (Zip Code)
                  (631) 423-4222
          Registrant's Telephone Number

           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, $0.0001 par value per share
                                 --------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.            Yes  [  X  ]      No  [     ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 2005 was $804,917 using the closing bid price of $0.60 on February 14, 2005.

     The number of shares of Common Stock outstanding as of February 15, 2005 was 16,293,041



                      DOCUMENTS INCORPORATED BY REFERENCE:


None.

     A list of Exhibits to this Annual Report on Form 10-KSB begins on page __.

                             THE MACREPORT.NET, INC.
                             2004 FORM 10-KSB REPORT

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                      Page
------                                                                      ----

Item 1       Description of the Business .................................    2

Item 2       Description of Property .....................................    9

Item 3       Legal Proceedings ...........................................   10

Item 4       Submission of Matters to a Vote of Security Holders..........   10


PART II
-------

Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters..........................................   10

Item 6       Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................   12

Item 7       Financial Statements.........................................   15

Item 8       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................   16

Item 8A      Controls and Procedures......................................   16

Item 8B      Other Information ...........................................   16


PART III
--------

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons of the Registrant; Compliance with Sect 16(a)
             of the Exchange Act .........................................   17

Item 10.     Executive Compensation.......................................   18

Item 11.     Security Ownership of Certain Beneficial Owners And
             Management and Related Stockholder Matters...................   21

Item 12.     Certain Relationships and Related Transactions ..............   23

Item 13.     Exhibits and Reports On Form 8-K.............................   24

Item 14.     Principal Accountant Fees and Services.......................   26

                              --------------------

Forward-Looking Statements

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's ability to attract customers, general economic and business conditions with respect to the Internet and online commerce, its ability to generate revenues, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in this Form 10-KSB.

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


PART I
------

ITEM 1.   DESCRIPTION OF THE BUSINESS

Overview


The MacReport.Net, Inc. was incorporated as a Delaware corporation in December 2000. We commenced operations at such time. The Company is an internet information and media company formed to allow publicly and privately held companies to communicate relevant corporate information directly with the investing public. This is done through the use of a web site that provides the user with key information via management interviews, press releases, and other information.


General

The Macreport.net, Inc.

We are an information and media company that provides a Web-based forum for public and private issuers to communicate corporate audio news content to the business, financial and investing community through our Web site, located at www.macreport.net. We have built a user friendly, highly effective Web site that aggregates and disseminates information from multiple sources.

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

We market and sell package services to public and private companies. The packages range from merely exposure on our web site to a comprehensive service package, including press release services as well as client exposure on our website. Also, the Company purchases advertising pages from "Institutional Investor" magazine and, within these pages, highlights its clients and information regarding such client' business. The press release services can range from a set amount of client press releases per month to unlimited.

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

We believe that traditional sources, the Web and existing on-line services do not adequately meet the information needs of many professionals who want to compete effectively in today's fast-paced, global, customer-focused marketplace. These professionals and their organizations demand external information that is:

     o    easily accessible in a user-friendly format

     o    comprehensive and includes both textual and numeric information

     o    derived from multiple, high quality sources

     o    integrated at a single site

     o delivered on a platform that allows interpretation, manipulation and analysis

     o delivered in a product easily implemented and supported on a corporate network

Additionally, we believe that many companies are looking for alternative service providers for such tasks as disseminating press releases. With our products, we offer a range of press release packages from a set amount of client press releases per month to unlimited for a monthly fee. We believe that many companies may benefit from this service as it is a fee per month and not a variable cost.

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

Grow Our Customer Base. During the initial stages of our operation, we have focused on selling our streaming audio interviews, joint marketing ventures, and public relations and consulting services to public companies with securities trading on the Nasdaq SmallCap Market and the electronic over-the-counter bulletin board. We believe there is an opportunity for the packaging of our services into products which range from merely exposure on our web site to a comprehensive service package, including press release services as well as client exposure in "Institutional Investor" magazine. Furthermore, we believe that we can introduce other services into our products and offer client companies a full service line of services from press releases, edgar conversions, printing to financial and investor exposure.

Generally, our clients are charged a monthly fee for the service package that they request. These services may include:

     o posting of content relating to the client that is in addition to the posting of content that we typically offer without charge, which may include: statistics, financial information, reports, editorials, stories and/or articles relating to the client and prepared by the client or by third parties;

     o links to the client's Web site and to a page or pages of our Web site dedicated to providing information about the client;

     o preparing and making available to our issuer clients one audio interview per year with representatives of the client and, at the option of our management, additional audios providing current newsworthy information about the client;

     o    dissemination of press releases; and

     o coverage in our advertising pages within "Institutional Investor" magazine.

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

Sales and Marketing

Subscribers

Subscribers for our service packages will primarily be corporations that are publicly traded that require services such as press releases and are concerned about exposure to the financial and investor community. We plan to attract additional subscribers through direct marketing efforts, media advertising and referrals.

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

Competition


Many Web sites compete for the attention and spending of financial professionals, and advertisers, particularly in the business information area. We expect this competition to continue to increase. We compete for subscribers, visitors, advertisers and content providers with many types of companies, such as:

     o large, well-established business and financial information providers such as Dow Jones, Dialog, Lexis-Nexis, Pearson, Reuters, Thomson, Primark and McGraw-Hill;

     o providers of company information, such as Dun & Bradstreet, MarketGuide, a division of Multex, and Standard & Poor's;

     o on-line information services or Web sites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg;

     o Web retrieval, Web "portal" companies and other free or low-cost mass market on-line services such as Excite, Infoseek, Lycos, Yahoo! and AOL/Netscape;

     o Web sites focused on subscription business models, such as The Wall Street Journal Interactive Edition;

     o free or low-cost specialized business and financial information Web sites such as Hoovers.com, Marketwatch.com, Multex.com, CEOcast.com and TheStreet.com; and

     o other Web sites with a business orientation or a business channel, such as Office.com and Business.com.


Our ability to compete depends on many factors, including:

     o the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors;

     o    the cost of our services compared to our competitors;

     o    the ease of use of services developed either by us or our competitors;

     o    the usefulness of our tools;

     o    the attractiveness of the demographic characteristics of our audience;
          and

     o    the effectiveness of our sales and marketing efforts.

Subsidiaries

The Company incorporated Macnetworks, Inc., a Delaware corporation that is wholly-owned by the Company. In February 2004, Macnetworks was appointed as a General Partner for Van Pfeiffer, L.P., a New York limited partnership and hedge fund that primarily invests in private investments in public companies. For its services, Macnetworks will receive 1.5% of the net assets and 20% of profits, if any, of Van Pfeiffer. Macnetworks has not, as of November 30, 2004, received any compensation from Van Pfeiffer. For the fiscal year ended November 30, 2004 MacReport, Inc. has waived any fees owed to it by Van Pfeiffer.

In 2004, the Company incorporated The Marcellus Group, LLC, a New York limited liability company. As of November 20, 2004, The Marcellus Group purchased three commercial building properties in Marcellus, New York for the purposes of office space for the Company. The buildings are currently being renovated for use by the Company. A certain portion of the property will be rented for retail commercial use.

In 2004, the Company has also incorporated SpringBay Oil Company, Inc., a New York corporation. SpringBay Oil Company was formed in 2004 to develop a product that can be used in the production monitoring of oil wells. As of November 30, 2004, there has been no material activity in this limited liability company. The Company owns 77% of SpringBay Oil Company.

Subsequent Events
In February 2005, the Company sold 1,000,000 shares of its common stock to one individual for two million dollars ($2,000,000). The shares of common stock are restricted. The issuance of the securities in the transaction were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

In January 2005, the Company moved from one of its offices at 200 Broadhollow, Melville, New York to 150 Broadhollow, Suite PH11, Melville, New York. The Company leases its Melville office space pursuant to a lease expiring November 2006, with minimum monthly rent of approximately $1,700, plus annual escalations of approximately 3%. The Company now has three (3) offices located at Melville, New York, Marcellus, New York and New York, New York.

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


We have filed with NASD, Regulation entitlement forms for access to the Investment Advisor Registration Depository (IARD) and have established an IARD User Account. We have delayed the filing of Form ADV as our business model has been modified and the components of our plans that require registration have not been implemented and are not an integral part of our operations. However, until such time as we file Form ADV, we will not be able to commence certain of our planned operations. The requirement to register as an investment advisor with the Securities and Exchange Commission will cause us to incur additional costs and expenses, will result in delays in certain operations and the execution of certain plans.

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

Employees

As of the date of this Form 10KSB, we have 20 full time employees and 20 part time employees. All employees are retained pursuant to agreements that can be terminated by us at-will. As we continue to grow and execute our strategic plan, we expect to hire additional personnel, particularly in the areas of sales and marketing, product development and technology. None of our staff is represented by a labor union. We believe that our relationship with our employees is good. Competition for qualified personnel in our industry is intense.


ITEM 2.   DESCRIPTION OF PROPERTY

Our corporate headquarters are located in an approximately 1600 square foot rented facility in Melville, New York, under a lease expiring November 2006, with minimum monthly rent of approximately $1,700, plus annual escalations of approximately 3%. We also lease an approximately 2,200 square foot office and executive residential facility in New York, New York under a month to month lease with minimum monthly rent of $5,800.

We believe our present office space is suitable for our current operations. Total rental expense approximated $184,000 and $230,000 for the years ended November 30, 2004 and 2003, respectively.

Marcellus Group LLC purchased three commercial buildings in Marcellus, New York. One of the buildings is being used by Marcellus Group as its corporate office. The other two buildings are currently being renovated for use by the Company.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended November 30, 2004, no matters were submitted by the Company to a vote of its stockholders.


                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock currently trades under the symbol "MRPT."

As of November 30, 2004, there were 16,293,041 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

Since July 2, 2002, the Company's Common Stock has traded on the over-the-counter electronic bulletin board. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 2004 and 2003 reported by Nasdaq. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.


Common Stock

Year               Period                           Bid Information
----               ------                           ---------------
                                              High                    Low
                                              ----                    ---
2004               1st Quarter               $0.65                   $0.31
                   2nd Quarter               $0.65                   $0.32
                   3rd Quarter               $1.01                   $0.37
                   4th Quarter               $0.90                   $0.55
2003               1st Quarter               $7.50                   $2.86
                   2nd Quarter               $5.00                   $2.50
                   3rd Quarter               $8.00                   $2.50
                   4th Quarter               $7.00                   $0.53



As reported by the Nasdaq OTC Bulletin Board, on February 15, 2005 the closing bid price of the Common Stock was $0.60 per share.


Holders
As of February 15, 2005, there were approximately 328 holders of record of the Company's common stock as determined from the Company's transfer agent's list. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

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

Conversions - Settlement of Convertible Promissory Notes
In November 2004, the Company converted five (5) convertible promissory notes dated October 2002 - April 2003 (aggregate principal amount of $45,000) into 16,213 shares of common stock of the Company pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($2.50 - $3.50); and
(ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

In October 2004, the Company entered into a settlement agreement with respect to one (1) convertible promissory note dated April 2003 (principal amount of $10,000) to an employee of the Company wherein the Company paid $10,000 to the employee - noteholder in complete satisfaction of the Company's obligations with respect to such convertible promissory note.

Recent Sales of Unregistered Securities

In November 2004, the Company converted five (5) convertible promissory notes dated October 2002 - April 2003 (aggregate principal amount of $45,000) into 16,213 shares of common stock of the Company pursuant to a conversion agreement wherein the holders of such notes have agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $0.05 less than the conversion price set forth in the respective notes ($2.50 - $3.50); and
(ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

The issuance of the securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

Debt

In October 2004, Marcellus Group, LLC, the Company's wholly owned subsidiary, borrowed one million dollars ($1,000,000) from Crown Mill Restoration Development LLC, a New York limited liability company wholly owned by V. William Lucchetti, Jr., the Company's Chief Executive Officer, Chairman of the Board of Directors and 92% shareholder of the Company, whereby Marcellus Group, LLC pursuant to a promissory note. The terms of the promissory note provide that interest accrues at a rate of eight percent (8%) and the principal and interest is payable as follows: (i) monthly installments of $25,946.98 (representing accrued interest and $500,000 of principal) up to and including November 1, 2006; and (ii) $500,000 payment due on November 1, 2006.

Spring Bay Oil Company, Inc., a 77% owned subsidiary of the Company entered into a loan agreement with a hedge fund. A wholly owned subsidiary of the Company was appointed as a General Partner of this hedge fund in February 2004. Accrued interest on the outstanding principal amount of these notes together with the principal amount is due and payable on the maturity date.

Convertible notes payable
During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. As of November 30, 2004, the note has not been repaid, but the Company is in the process of restructuring the note with the individual.

Convertible promissory notes totaling $174,059 bear interest at a rate of 8% per annum with maturity dates that have expired. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to their expiration, on the expiration date, the Company may convert the balance due together with accrued interest into shares of the Company's common stock. The conversion ratio for these notes is the greater of : (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (ii) 3.50. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock and expects to convert the notes within 30 days.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the financial statements contained in Item 8 of Part IV of this Form 10-KSB.

Introduction and Nature of Business

Our core strategy is to be a leading Web portal for financial professionals and business decision makers and worldwide provider of multimedia production and distribution services to corporations and other organizations. Our revenues have been generated from the sale of package services to public and private companies. The packages range from merely exposure on our web site to a comprehensive service package, including press release services and in certain cases, client exposure in "Institutional Investor" magazine.



Selected Financial Data


                                                          Year Ended November 30,
                                                          -----------------------
RESULTS OF OPERATIONS:                                      2004            2003
                                                            ----            ----
Total revenues                                          $  2,122,069   $    390,682

Net income (loss)                                       $  1,244,997   $ (1,036,875)

Net income (loss) attributable to common stockholders   $  1,244,997   $ (1,036,875)

Basic income (loss) per common share                    $       0.08   $      (0.06)

Diluted income (loss) per common share                  $       0.07   $      (0.06)

Weighted average common shares outstanding                16,285,948     16,046,077

Diluted common shares outstanding                         16,646,363     16,046,077


YEAR-END FINANCIAL POSITION:

Working capital deficit                                 $   (636,569)

Total assets                                            $  2,471,994

Total liabilities                                       $  2,675,325

Stockholders' deficiency                                $   (203,331)


Year Ended November 30, 2004, as compared to the year ended November 30, 2003

Overall Financial Situation. The Company had revenues of $2,122,069 for the fiscal year ended November 30, 2004, an increase of $1,731,387 or 443% from the fiscal year ended November 30, 2003. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $330,161 for the fiscal year ended November 30, 2004, an increase of $163,115 or 98% from the fiscal year ended November 30, 2003. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services.
The Company had a stockholders' deficiency at November 30, 2004 in the amount of $203,331, a decrease of $1,296,188 from the stockholders' deficiency at November
30, 2003 of $1,499,519. This decrease is primarily due to the net income of $2,122,069 for the fiscal year ended November 30, 2004. Selling general and administrative expenses decreased from the fiscal year ended November 30, 2003 by $27,840 or 2.4% resulting in income from operations of $671,987 for the fiscal year ended November 30, 2004. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities. Interest expense decreased by $11,887 for the fiscal year ended November 30, 2004 from $107,875 for the fiscal year ended
November 30, 2003 primarily due to the conversion of the convertible notes. The
Company had a unrealized gain on marketable securities of $646,064 for the fiscal year ended November 30, 2004. This gain is primarily a result of the Company's receipt of restricted stock in lieu of payment in cash for certain of its services.

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

                                       13

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

Certain agreements with customers provide for payment in the form of restricted equity securities of publicly traded companies. In accordance with Financial Accounting Standards Board Statement No. 123(R), "Accounting for Stock Based Compensation", revenue recognized from these transactions is based on the value of similar services rendered to other customers for whom the Company receives payment in cash.

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

In some instances during 2004, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier.

Liquidity and Capital Resources

In October 2004, Marcellus Group, LLC, the Company's wholly owned subsidiary, borrowed one million dollars ($1,000,000) from Crown Mill Restoration Development LLC, a New York limited liability company wholly owned by V. William Lucchetti, Jr., the Company's Chief Executive Officer, Chairman of the Board of Directors and 92% shareholder of the Company, whereby Marcellus Group, LLC pursuant to a promissory note. The terms of the promissory note provide that interest accrues at a rate of eight percent (8%) and the principal and interest is payable as follows: (i) monthly installments of $25,946.98 (representing accrued interest and $500,000 of principal) up to and including November 1, 2006; and (ii) $500,000 payment due on November 1, 2006.

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. As of November 30, 2004, the note has not been repaid, but the Company is in the process of restructuring the note with the individual.

Convertible promissory notes totaling $174,059 bear interest at a rate of 8% per annum with maturity dates that have expired. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to their expiration, the Company may convert the balance due together with accrued interest into shares of the Company's common stock. The conversion ratio for these notes is the greater of : (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (ii)
3.50. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock and expects to convert the notes within 30 days.

As of November 30, 2004, we had $851,034 in cash and cash equivalents.

Current and Future Financing Needs

We have spent, and expect to continue to spend, substantial amounts in connection with growing our customer base. We have 20 full time employees and 20 part time employees. We do not engage any consultants.

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


ITEM 8B.  OTHER INFORMATION

None

                                    PART III
                                    --------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2004, concerning each director and executive officer of the Company.

                                        Positions with               Position
Name                            Age     the Company                  Held Since
----                            ---     -----------                  ----------


V. William Lucchetti, Jr.       39      Chairman of the Board of        2000
                                        Directors, Chief Executive
                                        Officer and President

Adam J. Reznikoff               33      Vice President-North            2000
                                        American Sales and Director

Kenneth T. Hutchinson           53      Director                        2003

The business address for each of our officers and directors is 150 Broadhollow Road, Suite PH11, Melville, New York 11747.
The following sets forth the business experience of each director, executive officer, including principal occupations, at present and for at least the past five years.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended November 30, 2004 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.


ITEM 10.      EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the period beginning on December 13, 2000 (Inception) to November
30, 2004 and all officers who earned over $100,000 (the "Named Executive
Officers"). One of our executive officers was compensated in excess of $100,000 when advances of expenses are included as set forth below.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                                                                                         Long-Term
                                                            Annual Compensation                        Compensation
                                         -------------------------------------------------------     ---------------
                                                                                                       Securities
                                                                                 Other Annual          Underlying
Name and Principal Position               Year   Salary ($)      Bonus ($)       Compensation ($)    Options/SARs(#)
---------------------------               ----   ----------      ---------       ----------------    ---------------

V. Willam Lucchetti, Jr.                   2004      $   --                           $234,834 1                  --
  Chairman, President, Chief Executive     2003      $ 35,534           --            $155,757 1                  --
  and Operating Officer and Treasurer      2002      $ 31,846           --             $68,300 2                  --
                                           2001            --           --                   --                   --


Adam J. Reznikoff                          2004      $ 78,130           --                   --                   --
  Secretary and                            2003      $ 39,594           --                   --                   --
  Director                                 2002      $ 17,423           --                   --                   --
                                           2001      $ 28,770           --                   --                   --
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



                           OPTIONS/SAR GRANTS IN 2004
                           --------------------------

There were no option grants 2004.



                     AGGREGATE OPTION EXERCISES IN 2004 AND
                     --------------------------------------
                       2004 FISCAL YEAR-END OPTION VALUES
                       ----------------------------------

There were no option exercises in 2004.



Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Company does not have a compensation committee or audit committee. The Board of Directors determines executive compensation, based on corporate performance and market conditions.

Employment Agreements

The Company has confidentiality agreements with each employee of the Company that sets forth confidentiality obligations and intellectual property ownership. Pursuant to each of the employment agreements, each employee is an employee at will which may be terminated by the Company at any time for any reason.


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


Share Reserve. We authorized the issuance of 1,000,000 shares of our common stock pursuant to the 2001 Plan. As of November 30, 2004, we have not granted any options under the 2001 Plan. Shares subject to awards under the 2001 Plan that have expired or otherwise terminated without having been exercised in full again become available for the grant of awards under the 2001 Plan. Shares issued under the 2001 Plan may be previously unissued shares or reacquired shares of common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of November 30, 2004 by:

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

Applicable percentage ownership in the following table is based on 16,304,509 shares of common stock outstanding as of November 30, 2004.

Beneficial ownership is determined in accordance with the rules of the SEC. No shares of common stock of the Company are subject to options held by any persons.

                                                                    Approximate
                                                 Number            Percentage of
Name and Address of Beneficial Holder           of Shares              Class
-------------------------------------           ---------              -----
V. William Lucchetti, Jr....................
c/o The Macreport.net, Inc.
150 Broadhollow Road
Melville, New York 11747                       14,962,980                92%

Adam J. Reznikoff...........................
c/o The Macreport.net, Inc.
150 Broadhollow Road
Melville, New York 11747                             --                  --

Kenneth T. Hutchinson......................
c/o The Macreport.net, Inc.
150 Broadhollow Road
Melville, New York 11747                            4,000                 *

All executive officers and directors
as a group (3 persons)                         14,966,980                92%
------------------------

* less than 1%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2004, Marcellus Group, LLC, the Company's wholly owned subsidiary, borrowed one million dollars ($1,000,000) from Crown Mill Restoration Development LLC, a New York limited liability company wholly owned by V. William Lucchetti, Jr., the Company's Chief Executive Officer, Chairman of the Board of Directors and 92% shareholder of the Company, whereby Marcellus Group, LLC pursuant to a promissory note. The terms of the promissory note provide that interest accrues at a rate of eight percent (8%) and the principal and interest is payable as follows: (i) monthly installments of $25,946.98 (representing accrued interest and $500,000 of principal) up to and including November 1, 2006; and (ii) $500,000 payment due on November 1, 2006.

We lease an executive residence and office facility for $5,800 in monthly rent. The lease is on a month-to-month term. Mr. Lucchetti has the exclusive personal use of the executive residence facility at no cost. The lease cost associated with the executive residence is not included as compensation to Mr. Lucchetti.

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

      3.2           By-laws                                                                  The Registrant's Registration
                                                                                             Statement on Form SB-2 (No.
                                                                                             333-64244)

      4.1           Specimen common stock certificate                                        The Registrant's Registration
                                                                                             Statement on Form SB-2 (No.
                                                                                             333-64244)

      4.2           2001 Stock Option Plan                                                   The Registrant's Registration
                                                                                             Statement on Form SB-2 (No.
                                                                                             333-64244)

      5.1           Opinion of Stephen J. Czarnik, Esq.                                      The Registrant's Registration
                                                                                             Statement on Form SB-2 (No.
                                                                                             333-64244)

     10.1           Consulting Agreement, dated January 1, 2001, between                     The Registrant's Registration
                    Michael Adams Consulting, Inc.                                           Statement on Form SB-2 (No.
                                                                                             333-64244)

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

     10.5           Promissory Note issued to Sherman Winski                                 The Registrant's Registration
                    November 16, 2001                                                        Statement on Form SB-2 (No.
                                                                                             333-64244)

     10.6           Amended and Restated Promissory Note issued to Sherman                   The Registrant's Registration
                    Winski January 8, 2002                                                   Statement on Form SB-2 (No.
                                                                                             333-64244)

     10.7           Promissory Note issued to Sherman Winski dated January                   The Registrant's Registration
                    14, 2002                                                                 Statement on Form SB-2 (No.
                                                                                             333-64244)

                                                             24



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

     10.20          Promissory Note issued to Crown Mill Development               *
                    LLC

     14.1           Code of Ethics                                                           The Registrant's Annual
                                                                                             Report on Form 10-KSB for the
                                                                                             year ended November 30, 2003

                                                             25



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

     21.1           Subsidiaries                                                   *

     23.1           Consent of Capraro Centofranchi Kramer & Co.,                            The Registrant's Registration
                    P.C.                                                                     Statement on Form SB-2 (No.
                                                                                             333-64244)

     23.2           Consent of Stephen J. Czarnik, Esq. (included in                         The Registrant's Registration
                    Exhibit 5.1 hereof)                                                      Statement on Form SB-2 (No.
                                                                                             333-64244)

     24.1           Power of attorney                                                        The Registrant's Registration
                                                                                             Statement on Form SB-2 (No.
                                                                                             333-64244)

     31.1           Certification of V. William Lucchetti pursuant to               *
                    Rule 13-14(a) and Item 307 of Regulation SB
                    32.1

     32.1           Certification by V. William Lucchetti Pursuant to               *
                    the 18  U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

------------------
           *Filed herewith.

     Reports on Form 8-K

          None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for us by Holtz Rubenstein
Reminick, LLP, for fiscal years ended November 30, 2004 and 2003, are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are billed in the fiscal years.

                                 FISCAL YEAR 2004            FISCAL YEAR 2003
   AUDIT FEES                    $ 45,000                    $ 38,900
   AUDIT-RELATED FEES            $   -                       $   -
   TAX FEES                      $   -                       $   -
   ALL OTHER FEES                $   -                       $   -
                                 -----------                 ------------
         TOTAL                   $ 45,000                    $ 38,900

Audit fees for the fiscal years ended November 30, 2004 and 2003, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, and other assistance required to complete the year end audit of the consolidated financial statements.

As we do not have a formal audit committee (see end of Item 9 above), the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.
Further, as we do not have a formal audit committee, we do not have audit committee pre-approval policies and procedures.

                                       26

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2005.

                                            THE MACREPORT.NET, INC.


                                            By:  /s/  V. William Lucchetti, Jr.
                                               ---------------------------------
                                                      V. William Lucchetti, Jr.
                                                      Chairman,
                                                      Chief Executive Officer
                                                      and President




In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.



/s/  V. William Lucchetti, Jr.     Chairman, Chief Executive   February 28, 2005
--------------------------------   Officer and President
     V. William Lucchetti, Jr.     (Principal Executive
                                   Officer and Principal
                                   Accounting and Financial
                                   Officer)


/s/  Adam J. Reznikoff             Vice President-North        February 28, 2005
--------------------------------   American Sales and
     Adam J. Reznikoff             Director


/s/  Kenneth T. Hutchinson         Director                    February 28, 2005
--------------------------------
     Kenneth T. Hutchinson

                   Index to Consolidated Financial Statements


                                                                       Page

     A.   Report of Independent Registered Public Accounting
          Firm                                                          F-1

     B.   Consolidated Balance Sheet for the year ended
          November 30, 2004                                             F-2

     C.   Consolidated Statements of Operations for the years
          ended November 30, 2004 and 2003                              F-3

     D.   Consolidated Statement of Stockholders' Deficiency
          for the year ended November 30, 2004                          F-4

     E.   Consolidated Statements of Cash Flows for the years
          ended November 30, 2004 and 2003                              F-5

     F.   Notes to Consolidated Financial Statements                 F-6 to F-13

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders of The Macreport.Net, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheet of The Macreport.Net, Inc. and Subsidiaries, as of November 30, 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended November 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macreport.Net, Inc. and Subsidiaries as of November 30, 2004 and the results of their operations and their cash flows for the years ended November 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.





                                             /s/  HOLTZ RUBENSTEIN REMINICK, LLP
                                             ----------------------------------
                                                  HOLTZ RUBENSTEIN REMINICK, LLP


Melville, New York
February 8, 2005

                    THE MACREPORT.NET, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                November 30, 2004
                                -----------------

                      ASSETS
                      ------
CURRENT ASSETS:
Cash and cash equivalents                                           $   851,034
Marketable securities                                                 1,169,014
Accounts receivable                                                      14,708
Other current assets                                                      4,000
                                                                    -----------
Total current assets                                                  2,038,756

EQUIPMENT, net                                                          425,667

OTHER ASSETS                                                              7,571

Total assets                                                        $ 2,471,994
                                                                    ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     ----------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $   276,979
Notes payable                                                         1,047,055
Current Potion of Loan Payable - Related Party                          248,177
Deferred revenue                                                        364,033
                                                                    -----------
Total current liabilities                                             1,936,244

Loan Payable - Related Party                                            739,081
                                                                    -----------
Total Liabilities                                                     2,675,325

COMMITMENTS

STOCKHOLDERS' DEFICIENCY:
Preferred stock $.0001 par value, authorized 5,000,000
shares, no shares issued                                                   --
Common stock $.0001 par value, authorized 25,000,000
shares, 16,293,041 shares issued and outstanding                          1,629
Additional paid-in-capital                                            1,731,973
Deficit                                                              (1,936,933)
                                                                    -----------
Total stockholders' deficiency                                         (203,331)
                                                                    -----------
Total liabilities and stockholders' deficiency                      $ 2,471,994
                                                                    ===========

                 See notes to consolidated financials statement

                    THE MACREPORT.NET, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                    Year Ended      Year Ended
                                                   November 30,    November 30,
                                                       2004            2003
                                                   ------------    ------------

REVENUES                                           $  2,122,069    $    390,682

COST OF REVENUES                                        330,161         167,046
                                                   ------------    ------------
GROSS PROFIT                                          1,791,908         223,636

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                               1,119,921       1,148,216
                                                   ------------    ------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)             671,987        (924,580)
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
 Unrealized gain (loss) on marketable securities        646,064          (4,000)
 Gain (loss) on sale of marketable securities            21,047            (420)
 Interest expense                                       (95,988)       (107,875)
 Interest income                                          1,887            --
                                                   ------------    ------------
                                                        573,010        (112,295)
                                                   ------------    ------------
Income Taxes                                               --              --

NET INCOME (LOSS)                                  $  1,244,997    $ (1,036,875)
                                                   ============    ============
INCOME (LOSS) PER COMMON SHARE:

BASIC                                              $       0.08    $      (0.06)
                                                   ============    ============
DILUTED                                            $       0.07    $      (0.06)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

BASIC                                                16,285,948      16,046,077
                                                   ============    ============
DILUTED                                              16,646,362      16,046,077
                                                   ============    ============


                 See notes to consolidated financials statement



                                     THE MACREPORT.NET, INC. AND SUBSIDIARIES
                                     ----------------------------------------

                                       STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                       -------------------------------------

                                     FOR THE TWO YEARS ENDED NOVEMBER 30, 2004
                                     -----------------------------------------



                                                     Common Stock          Additional
                                              -------------------------     Paid-in
                                                 Shares        Amount       Capital        Deficit       Total
                                              -----------   -----------   -----------    -----------  -----------
Balance, December 1, 2002                     15,875,232   $     1,588   $   866,412   $(2,145,055)   $(1,277,055)

Stock issued for conversion of convertible
 promissory notes                                397,710            39       814,372          --          814,411

Net loss for the year                               --            --            --      (1,036,875)    (1,036,875)
                                             -----------   -----------   -----------    -----------    ----------

Balance, November 30, 2003                    16,272,942         1,627     1,680,784    (3,181,930)    (1,499,519)

Stock issued for conversion of convertible
 promissory notes                                 20,099             2        51,189          --           51,191

 Net income for the year                            --            --            --       1,244,997      1,244,997
                                             -----------   -----------   -----------    -----------    ----------

 Balance, November 30, 2004                   16,293,041   $     1,629   $ 1,731,973   $(1,936,933)   $  (203,331)
                                             ===========   ===========   ===========    ===========   ===========


                                 See notes to consolidated financials statement

                                                        F-4



                        THE MACREPORT.NET, INC. AND SUBSIDIARIES
                        ----------------------------------------

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -------------------------------------



                                                            Year Ended     Year Ended
                                                           November 30,   November 30,
                                                              2004           2003
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $ 1,244,997    $(1,036,875)
                                                           -----------    -----------
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                 12,638         12,169
  Unrealized (gain) loss on non-marketable securities         (646,064)         4,000
  Realized (gain) loss on sale of securities                   (21,047)           420
  Marketable securities received for payment of services    (1,146,519)          --
  Changes in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                        (14,708)          --
    Other current assets                                        (2,000)        (2,000)
    Security deposits                                             --           (1,726)
  Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                       (262,130)       182,784
  Deferred revenue                                             327,930        (20,556)
                                                           -----------    -----------
 Total adjustments                                          (1,751,900)       175,091
                                                           -----------    -----------
 Net cash used in operating activities                        (506,903)      (861,784)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of marketable securities                   691,767          7,581
 Purchase of marketable securities                             (26,651)       (32,500)
 Purchase of property and equipment                           (406,304)        (6,247)
                                                           -----------    -----------
 Net cash provided by investing activities                     258,812        (31,166)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in advances to stockholder                              --          (28,167)
 Repayments of notes payable                                   (22,743)          --
 Proceeds from notes payable                                 1,120,000        776,327
                                                           -----------    -----------
 Net cash provided by financing activities                   1,097,257        748,160
                                                           -----------    -----------

Net increase in cash and cash equivalents                      849,166       (144,790)

Cash and cash equivalents at beginning of year                   1,868        146,658
                                                           -----------    -----------

Cash and cash equivalents at end of year                   $   851,034    $     1,868
                                                           ===========    ===========

                     See notes to consolidated financials statement

                                          F-5

                     THE MACREPORT.NET, INC.AND SUBSIDIARIES
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     YEARS ENDED NOVEMBER 30, 2004 AND 2003
                     --------------------------------------


1.   Organization\Description of Business:
     ------------------------------------

     The MacReport.Net, Inc. (the "Company") was incorporated in 2000 under the laws of the State of Delaware. The Company is an internet information and media company formed to allow publicly and privately held companies to communicate relevant corporate information directly with the investing public. This is done through the use of a web site that provides the user with key information via management interviews, press releases, video conferencing and other information. The Company has its headquarters in Melville, NY, and satellite locations in New York City and Marcellus, New York.

2.   Summary of Significant Accounting Policies:
     ------------------------------------------

     a. Principles of consolidation and basis of presentation
        -----------------------------------------------------

        The consolidated financial statements include the accounts of the Company and three subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The subsidiaries are as follows:

The Marcellus Group, LLC - A company owned 100% by the MacReport.Net that was formed in 2004 to acquire, renovate, and lease out commercial properties. As of November 30, 2004, the Marcellus Group LLC owned three buildings in the town of Marcellus, New York.

MacNetworks Inc. - A company owned 100% by the MacReport.Net that was formed in 2004. As of November 30, 2004, there has been no material activity in this corporation.

Spring Bay Oil Company Inc. - A company owned 77% by the MacReport.Net that was formed in 2004 to develop a product that can be used in the production of oil.

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

        Certain agreements with customers provide for payment in the form of restricted equity securities of publicly traded companies. In accordance with Financial Accounting Standards Board Statement No. 123(R), "Accounting for Stock Based Compensation", revenue recognized from these transactions is based on the value of similar services rendered to other customers for whom the Company receives payment in cash.

     ------------------------------------------

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

     f. Allowance for doubtful accounts
        -------------------------------

        Management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Balances in accounts receivable that are deemed uncollectible due to termination of a contract prior to services being performed are charged against revenue.

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

     h. Concentration of risk
        ---------------------

        The Company invests its excess cash in deposits and money market accounts with major financial institutions with strong credit ratings. From time to time, the Company's cash accounts may exceed the Federal Depository Insurance Coverage Limit. Cash and cash equivalents approximated $851,000 and $1,900 at November 30, 2004 and 2003, respectively. Generally, the investments mature within ninety days, and therefore, are subject to little risk. The Company has not experienced losses related to these investments.



2.   Summary of Significant Accounting Policies: (Cont'd)
     ------------------------------------------

     i. Net income (loss) per common share and per common share equivalent share
        ------------------------------------------------------------------------

         The reconciliations for the years ended November 30, 2004 and 2003 are as follows:

     Year Ended November 30, 2004                  Income          Shares       Per Share
     ------------------------------------------------------------------------------------
     Basic EPS                                   $1,244,997      16,285,948      $   .08
     Effect of Dilutive Securities                     --           360,414
                                                 ----------      ----------      -------
     Diluted EPS                                 $1,244,997      16,646,362      $   .08
                                                 ==========      ==========      =======

     Year Ended November 30, 2003                  Loss            Shares       Per Share
     -----------------------------------------------------------------------------------


     Basic EPS                                 $(1,036,875)      16,046,077      $  (.06)

     Effect of Dilutive Securities                    --               --           --
                                               -----------      -----------      -------
     Diluted EPS                               $(1,036,875)      16,046,077      $  (.06)
                                               ===========      ===========      =======

     j. Income taxes
        ------------

        Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     k. Advertising costs
        -----------------

        All costs relating to marketing and advertising are expensed in the period incurred. Advertising expense for the years ended November 30, 2004 and 2003 approximated $266,000 and $61,000, respectively.

     l. New Accounting pronouncements
        -----------------------------

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"),
"Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised in December 2003. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The provisions of this statement are effective for small business filers the first interim reporting period that ends after December 15, 2004. Management does not believe there will be a significant impact as a result of adopting this statement.

        In December 2004, the FASB issued SFAS No. 123(R), "Accounting for
Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005. The Company has not issued stock options since its inception.

                                       F-8

        On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

     m. Comprehensive Income
        --------------------

        Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive income approximated net income for all periods presented.


3.   Supplemental Cash Flow Information:
     ----------------------------------
                                                 Years Ended
                                                November 30,
                                  ----------------------------------------
                                         2004                   2003
                                  -----------------      -----------------
    Cash paid for:
      Interest                    $          18,657      $           3,439
                                  =================      =================

      Income taxes                $               0      $             455
                                  =================      =================

     For the years ended November 30, 2004 and 2003, the Company had a non-cash operating and financing activity when it issued shares of its common stock for the conversion of convertible promissory notes totaling $51,191 and $814,411, respectively.

4.   Marketable Securities:
     ---------------------

        Following is a comparison of the cost and market value of trading securities included in current assets at November 30, 2004:



           Cost                   $   522,950
           Unrealized gain            646,064
                                   ----------

            Market Value          $ 1,169,014
                                   ==========

5.   Equipment:
     ---------

     Major classes of equipment consist of the following at November 30, 2004:

                                            Estimated
                                           Useful Life
                                               Years
     Land                                       -             $     75,825
     Buildings and improvements                40                  274,761
     Furniture and fixtures                     5                   49,780
     Equipment                                  5                   66,455
                                                          ----------------
                                                                   466,821
     Less accumulated depreciation                                  41,154
                                                          ----------------

     Net equipment                                        $        425,667
                                                          ================

     Depreciation expense was $12,638 and $12,170 for the years ended November 30, 2004 and 2003, respectively.



6.   Notes Payable:
     -------------

     Notes payable consist of the following at November 30, 2004:

     Promissory note, principal and interest due May 30, 2004.
     The note bears interest at a rate of 8% per annum. (a)                    $        752,997

     Promissory  notes,  principal  and interest due at various dates through
     August 10, 2005.  The notes bear interest at a rate of 6% per annum. (b)           120,000

     Convertible notes payable (c)                                                      174,059

     Note payable - related party (d)                                                   987,257
                                                                               ----------------

                                                                               $      2,034,313
                                                                               ================

     (a) During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000
          January 14, 2002 120-day promissory note (as amended), the $100,000
          November 16, 2001 60-day promissory note (as amended), and other notes
          (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000
          January 14, 2002 10-day promissory note (as amended), the $100,000
          November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. As of February 8, 2005, the note has not been repaid, but the Company is in the process of restructuring the note with the individual.

     (b) Spring Bay Oil Company, Inc., a 77% owned subsidiary of the Company entered into a loan agreement with a hedge fund. A wholly owned subsidiary of the Company was appointed as a General Partner of this hedge fund in February 2004. Accrued interest on the outstanding principal amount of these notes together with the principal amount is due and payable on the maturity date.

                                      F-10

     (c) Convertible promissory notes totaling $174,059 bear interest at a rate of 9% per annum with maturity dates that have expired. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to their expiration, the Company may convert the balance due, together with accrued interest, into shares of the Company's common stock. The conversion ratio for these notes is the greater of :
          (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company's Common Stock is then traded and seventy-five percent (75%); and (ii) 3.50. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock and expects to convert the notes within 30 days.


     (d) In October of 2004, a company that is 100% owned by the majority stockholder and CEO of the Company loaned The Marcellus Group LLC $1,000,000. The note bears interest at 8% and is being repaid in monthly installments of $25,947, with a final balloon payment of approximately $500,000 due November 1, 2006.

     Long-term debt matures as follows:

              Years Ending
              November 30,                                   Amount
              ------------                                   ------

                  2005                                     $1,295,232
                  2006                                        739,081
                                                           ----------
                                                           $2,034,313
                                                           ==========

7.   Commitments:
     -----------

     a. Leases
        ------

        The Company leases its Melville office space under a three year lease expiring November 2006, with minimum monthly rent of approximately $1,700, plus annual escalations of approximately 3%.

        Minimum future rental commitments for the remainder of the lease term are as follows:

              Years Ending
              November 30,                                   Amount
              ------------                                   ------

                  2005                                     $   21,300
                  2006                                         30,000

        The Company also leases an apartment in New York City for the personal use of its CEO under a month to month lease with minimum monthly rent of $5,800.

        Total rental expense approximated $184,000 and $230,000 for the years ended November 30, 2004 and 2003, respectively.

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


8.   Related Party Transactions:
     --------------------------

     Fees for management, executive, and administrative services paid to stockholders for the year ended November 30, 2004 and 2003 were $235,000 and $295,000, respectively.

     The Company leases an executive residence and office facility for $5,800 in monthly rent on a month-to-month basis. The Company's CEO has the exclusive personal use of the executive residence facility at no cost. The lease cost associated with the executive residence is not included as compensation to the CEO.

9.   Stockholders' Equity:
     --------------------

     (a) The Company has authorized 25,000,000 shares, par value $0.0001, of common stock. The common stock has one vote per share, with no cumulative voting. There are no pre-emptive rights, conversion rights, preferences, redemption provision, sinking fund provisions or any liability for further calls or assessments. There are no stated liquidation rights other than those that may exist under Delaware law.

     (b) The Company has authorized 5,000,000 shares, par value $0.0001, of preferred stock. Shares of preferred stock may be issued in such classes or series, and may have such voting powers, and such designations, preferences and other special rights and qualifications, or restrictions thereof, as shall be set by the Board of Directors.

     (c) Conversion of notes payable

         During the 2004, the Company issued 31,567 shares of common stock in the conversion of promissory notes held by investors. The total of the notes converted plus accrued interest was $51,191.

     (d) Stock option plan
         -----------------

         In 2001, the Company adopted a plan (the "2001 Stock Option Plan" or the "Plan") pursuant to which the Board of Directors is authorized to award options to purchase up to 1,000,000 shares of Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company. The options may be issued on such terms and conditions as determined by the Board or Committee, and may be issued so as to qualify as incentive stock options under Internal Revenue Code Section 422A. Reserved shares under the Plan at November 30, 2004 are 1,000,000. As of November 30, 2004, there were no options granted under this Plan.

10.  Income Taxes:
     ------------

         The components of the net deferred tax assets at November 30, 2004 are as follows:

         Deferred Tax Assets:
           Tax loss carryforwards                       $     708,000
            Valuation Allowance                              (708,000)
                                                        -------------
         Net Deferred Income Taxes                               --
                                                        =============

        A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                             Years Ended
                                                             November 30,
                                                        -----------------------
                                                       2004               2003
         ----------------------------------------------------------------------

         Tax Provision (Benefit) U.S. Federal
          Statutory Income Rate                         34%                (34%)
         State Income Tax, net of federal tax
          benefits                                       7%                 (7%)
         (Reduction) Increase Valuation Allowance      (41%)                41%
                                                       ------------------------
                                                         0%                  0%
                                                       ========================

     No provision for income taxes was recorded during the year ended November 30, 2003 due to net losses being incurred. At November 30, 2004, the Company had net operating and capital loss carryforwards for tax purposes of approximately $1,600,000, which expire through 2024.

     At November 30, 2004 and 2003, the Company provided a full valuation allowance against the gross deferred tax asset since, in management's judgment, it is more likely than not, such benefits will not be realized.

11.  Subsequent Events:
     -----------------

     In February 2005, the Company sold 1,000,000 shares of its common stock to one individual for two million dollars ($2,000,000). The shares of common stock are restricted. The issuance of the securities in the transaction were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

     In January 2005, the Company moved from one of its offices at 200 Broadhollow, Melville, New York to 150 Broadhollow, Suite PH11, Melville, New York. The Company leases its Melville office space pursuant to a lease expiring November 2006, with minimum monthly rent of approximately $1,700, plus annual escalations of approximately 3%. The Company now has three (3) offices located at Melville, New York, Marcellus, New York and New York, New York.


12.  Fair Value of Financial Instruments:

     The methods and assumptions used to estimate the fair value of the following classes of financial instruments for:

     Current Assets and Current Liabilities: The carrying amount of cash, and payables approximate their fair value. The fair value of marketable securities was derived from quotes listed by national stock exchanges. The fair value of the Company's notes payable was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of fixed rate debt at November 30, 2004 approximates fair value.