Form 10QSB
period 2005-02-28
MACREPORT NET INC
filed 2005-04-14
CIK 1143994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

                For the quarterly period ended February 28, 2005

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

                              150 Broadhollow Road
                                   Suite PH11
                               Melville, NY 11747
           -----------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (631) 423-4222
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

     The number of shares of Common Stock outstanding as of February 28, 2005 was 17,293,041.

                             THE MACREPORT.NET, INC.

                                   FORM 10-QSB

                                February 28, 2005

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
   Item 1.

              Unaudited Condensed Consolidated Balance Sheet                   3

              Unaudited Condensed Consolidated Statements of Operations        4

              Unaudited Condensed Consolidated Statements of Cash Flows        5

              Unaudited Notes to Condensed Consolidated Financial
              Statements                                                       6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

   Item 3.    Controls and Procedures                                         15


              PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                               16

   Item 2.    Changes in Securities                                           16

   Item 3.    Defaults by the Company upon Its Senior Securities              16

   Item 4.    Submission of Matters to a Vote of Security Holders             17

   Item 5.    Other Information                                               17

   Item 6.    Exhibits and Reports on Form 8-K                                17

              Signatures                                                      18



                                         PART I.
                                  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                        THE MACREPORT.NET, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                    FEBRUARY 28, 2005



                ASSETS
                ------

 CURRENT ASSETS:
 Cash and cash equivalents                                  $ 2,081,329
 Marketable securities                                          578,530
 Accounts receivable                                              6,440
 Other current assets                                             4,000
                                                            -----------
 Total current assets                                         2,670,299

 PROPERTY AND EQUIPMENT, net                                  1,143,332
 OTHER ASSETS
 Deposits                                                         7,571
                                                            -----------
 Total other assets                                               7,571
                                                            -----------
 Total assets                                               $ 3,821,202
                                                            ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

 CURRENT LIABILITIES:
 Accounts payable and accrued expenses                       $  295,514
 Notes payable                                                1,322,220
 Current Portion of Loan Payable - Related Party                252,652
 Deferred revenue                                               181,833
                                                            -----------
 Total current liabilities                                                    2,052,219
 Loan Payable - Related Party                                                   675,600
                                                                            -----------
 Total Liabilities                                                            2,727,819

 COMMITMENTS
 STOCKHOLDERS' EQUITY:
 Preferred stock $.0001 par value, authorized 5,000,000
 shares, no shares issued                                          --
 Common stock $.0001 par value, authorized 25,000,000
 shares, 17,293,041 shares issued and outstanding                 1,730
 Additional paid-in-capital                                   3,731,872
 Deficit                                                     (2,640,219)
                                                            -----------
 Total stockholders' equity                                                   1,093,383
                                                                            -----------
 Total liabilities and stockholders' equity                                 $ 3,821,202
                                                                            ===========


         See accompanying notes to condensed consolidated financial statements.

                                           3



                       THE MACREPORT.NET, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                        Three months    Three months
                                                            ending          ending
                                                         February 28,    February 29,
                                                             2005            2004
                                                         ------------    ------------
REVENUES                                                 $    477,650    $    328,608
COST OF REVENUES                                              116,393          53,399
                                                         ------------    ------------
GROSS PROFIT                                                  361,257         275,209
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                    457,379         175,478
                                                         ------------    ------------
(LOSS) INCOME BEFORE OTHER INCOME (EXPENSE)                   (96,122)         99,731

OTHER INCOME (EXPENSE):
   Net Rental Loss                                           (123,633)           --
   Other income                                                 5,000            --
   Unrealized gain on non-marketable securities                80,572           2,090
   (Loss) Gain on sale of marketable securities              (543,825)          5,134
   Interest expense                                           (26,596)        (21,466)
   Interest income                                              1,443            --
                                                         ------------    ------------
                                                             (607,039)        (14,242)
                                                         ------------    ------------
(LOSS) INCOME BEFORE PROVISION FOR
   INCOME TAXES                                              (703,161)         85,489
PROVISION FOR INCOME TAXES                                        125            --
                                                         ------------    ------------
NET (LOSS) INCOME                                        $   (703,286)   $     85,489
                                                         ============    ============

(LOSS) INCOME PER COMMON SHARE:
BASIC                                                    $      (0.04)   $       0.01
                                                         ============    ============
DILUTED                                                  $      (0.04)   $       --
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
BASIC                                                      16,437,485      16,272,942
                                                         ============    ============
DILUTED                                                    16,437,485      16,355,909
                                                         ============    ============


        See accompanying notes to condensed consolidated financial statements.

                                          4



                          THE MACREPORT.NET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                 Three months   Three months
                                                                    ending        ending
                                                                 February 28,   February 29,
                                                                    2005           2004
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                             $  (703,286)   $    85,489
                                                                 -----------    -----------
   Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
        Depreciation and amortization                                  9,764          1,926
        Unrealized gain on non-marketable securities                 (80,572)        (2,090)
        Realized loss (gain) on sale of securities                   543,825         (5,134)
        Marketable securities received for payment of services      (102,995)      (237,400)
        Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                         8,268           --
        Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                         18,536          2,486
        Deferred revenue                                            (182,200)       137,314
                                                                 -----------    -----------
     Total adjustments                                               214,626       (102,898)
                                                                 -----------    -----------
     Net cash used in operating activities                          (488,660)       (17,409)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                       230,225         71,317
   Purchase of property and equipment                               (427,429)          --
                                                                 -----------    -----------
     Net cash (used in) provided by investing activities            (197,204)        71,317
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of common stock                      2,000,000           --
   Repayments of notes payable                                       (83,841)          --
                                                                 -----------    -----------
     Net cash provided by financing activities                     1,916,159           --
                                                                 -----------    -----------
Net increase in cash                                               1,230,295         53,908
Cash and cash equivalents at beginning of period                     851,034          1,868
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $ 2,081,329    $    55,776
                                                                 ===========    ===========


           See accompanying notes to condensed consolidated financial statements.

                                             5

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


ITEM 1.  FINANCIAL STATEMENTS

1. The Condensed Consolidated Balance Sheet as of February 28, 2005, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2005 and February 29, 2004 have been prepared by us without audit. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly in all material respects our financial position as of February 28, 2005, results of operations and cash flows for the three months ended February 28, 2005 and February 29, 2004.

This report should be read in conjunction with our Annual Report on Form 10-KSB for the year ended November 30, 2004.

The results of operations and cash flows for the three months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies:
   ------------------------------------------

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and three subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The subsidiaries are as follows:

The Marcellus Group, LLC - A company owned 100% by the MacReport.Net that was formed in 2004 to acquire, renovate, and lease out commercial properties. As of February 28, 2005, the Marcellus Group LLC owned six buildings in the town of Marcellus, New York.

MacNetworks Inc. - A company owned 100% by the MacReport.Net that was formed in 2004. As of February 28, 2005, there has been no material activity in this corporation.

Spring Bay Oil Company Inc. - A company owned 77% by the MacReport.Net that was formed in 2004 to develop a product that can be used in the production of oil.

JA Spa, LLC. - A company owned 100% by the MacReport.Net that was formed in 2005. As of February 28, 2005, there has been no material activity in this corporation.

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



Marketable securities
---------------------

The Company reports its investment in marketable securities under the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for
Certain Investments in Debt and Equity Securities." In accordance with this standard, securities which are classified as "trading securities" are recorded in the Company's balance sheet at fair market value, with the resulting unrealized gain or loss reflected in the Company's statement of operations in the current period. Securities which are classified as "available for sale" are also reported at fair market value, however, the unrealized gain or loss on these securities is listed as a separate component of stockholders' equity.

Net (loss) income per common share and per common share equivalent share
------------------------------------------------------------------------

The reconciliations for the three months ended February 28, 2005 and February
29, 2004 are as follows:

     Three Months Ended February 28, 2005    Loss            Shares        Per Share
     ------------------------------------ ----------       ----------      ----------
     Basic EPS                            $ (703,286)      16,437,485      $     (.04)
     Effect of Dilutive Securities              --               --              --
                                          ----------       ----------      ----------
     Diluted EPS                          $ (703,286)      16,437,485      $     (.04)
                                          ==========       ==========      ==========

     Three Months Ended February 29, 2004   Income           Shares        Per Share
     ------------------------------------ ----------       ----------      ----------

     Basic EPS                            $   85,489       16,272,942      $      .01
     Effect of Dilutive Securities              --             82,967            --
                                          ----------       ----------      ----------
     Diluted EPS                          $   85,489       16,355,909      $     --
                                          ==========       ==========      ==========

Comprehensive (loss) Income
---------------------------

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive (loss) income approximated (loss) net income for all periods presented.

Issuance of Common Stock
------------------------

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

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

A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Annual Report on Form 10-KSB for the year ended November 30, 2004.

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



In some instances during the quarter ended February 28, 2005, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier.


Selected Financial Data

                                                              Three Months ended,
                                                              -------------------
RESULTS OF OPERATIONS:                                 Feb. 28, 2005         Feb. 29, 2004
                                                        ------------          ------------
Total revenues                                          $    477,650          $    328,608
Net income (loss)                                       $   (703,286)         $     85,489
Net income (loss) attributable to common stockholders   $   (703,286)         $     85,489

Basic income (loss) per common share                    $     ((0.04)         $       0.01
Fully Diluted income (loss) per common share            $      (0.04)         $       0.01

Weighted average common shares outstanding - Basic        16,437,485            16,272,942
Weighted average common shares outstanding - Diluted      16,437,485            16,355,909



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

Subsidiaries

The Company incorporated Macnetworks, Inc., a Delaware corporation that is wholly-owned by the Company. In February 2004, Macnetworks was appointed as a General Partner for Van Pfeiffer, L.P., a New York limited partnership and hedge fund that primarily invests in private investments in public companies. For its services, Macnetworks will receive 1.5% of the net assets and 20% of profits, if any, of Van Pfeiffer. Macnetworks has not, as of February 28, 2005, received any compensation from Van Pfeiffer.

In 2004, the Company incorporated The Marcellus Group, LLC, a New York limited liability company. As of February 28, 2005, The Marcellus Group purchased five commercial building properties in Marcellus, New York for the purposes of office space for the Company. The buildings are currently being renovated for use by the Company. A certain portion of the property will be rented for retail commercial use.

In 2004, the Company also incorporated SpringBay Oil Company, Inc., a New York corporation. SpringBay Oil Company was formed in 2004 to develop a product that can be used in the production monitoring of oil wells. As of February 28, 2005, there has been no material activity in this limited liability company.

In February 2005, the Company has incorporated JA Spa, LLC., a New York limited liability company. JA Spa, LLC was formed to develop a health spa concept within one of the properties owned by the Company in Marcellus, New York. The business plans for JA Spa, LLC are currently being prepared.

Results of Operations

Three Months ended February 28, 2005 compared with three months ended February 29, 2004.

     Overall Financial Situation. The Company had revenues of $477,650 for the three month period ended February 28, 2005, an increase of $149,042 or 45% from the three month period ended February 29, 2004. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $116,393 for the three month period ended February 28, 2005, an increase of $62,994 or 118% from the three month period ended February 29, 2004. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. The Company had a stockholders' equity at February 28, 2005 in the amount of $1,093,383, an increase of $2,507,413 from the stockholders' deficiency at February 29, 2004 of ($1,414,030). This increase is primarily due to sale of 1,000,000 shares of common stock of the Company for $2,000,000 in February 2005. Selling general and administrative expenses increased from the three month period ended February 29, 2004 by $281,901 or 161% resulting in a loss from operations of ($96,122) for the three month period ended February 28, 2005. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities. Interest expense increased by $5,130 for the three month period ended February 28, 2005 from $21,466 for the three month period ended February 29, 2004 primarily due to the Company's borrowing of $1,000,000 from Crown Mill Restoration Development LLC in October 2004. Included in realized loss on marketable securities is a loss on one security that totaled $556,712. This was the result of the return of marketable securities that had previously increased in fair market value at the request of a client of the Company which terminated its agreement with the Company in December 2004, resulting in the recording of an unrealized gain in prior periods. The client company had prepaid one year of service with securities, and upon termination, The MacReport.Net returned the securities that represented the period of services not performed. A realized loss was recognized on the adjustment of the previously recorded increase in fair market value on these shares.


Liquidity and Capital Resources

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

In October 2004, Marcellus Group, LLC, the Company's wholly owned subsidiary, borrowed one million dollars ($1,000,000) from Crown Mill Restoration Development LLC, a New York limited liability company wholly owned by V. William Lucchetti, Jr., the Company's Chief Executive Officer, Chairman of the Board of Directors and 92% shareholder of the Company, pursuant to a promissory note. The terms of the promissory note provides that interest accrues at a rate of eight percent (8%) and the principal and interest is payable as follows: (i) monthly installments of $25,947 (representing accrued interest and $500,000 of principal) up to and including November 1, 2006; and (ii) $500,000 payment due on November 1, 2006.

As of February 28, 2005, we had $2,081,329 in cash and cash equivalents.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

In February 2005, the Company sold 1,000,000 shares of its common stock to one accredited individual for two million dollars ($2,000,000). The shares of common stock are restricted. The issuance of the securities in the transaction were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
          --------------------------------------------------

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. As of February 28, 2005, the note has not been repaid, but the Company is in the process of restructuring the note with the individual.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
None.

ITEM 5.   OTHER INFORMATION
          -----------------
None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

a)  Exhibits

Exhibit 31.1 Certification of V. William Lucchetti, CEO & CFO, pursuant to Rule 13-14(a) and Item 307 of Regulation SB

Exhibit 32.1 Certification by V. William Lucchetti, CEO & CFO, Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

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


                             THE MACREPORT.NET, INC.
                             -----------------------
                                  (Registrant)


                             By:  /s/  Vito W. Lucchetti, Jr.
                                -----------------------------------
                                       Vito W. Lucchetti, Jr.
                                       Chairman, Chief Executive Officer and
                                       President (Principal Executive Officer
                                       and Principal Accounting and Financial
                                       Officer)


Date:  April 15, 2005