Form 10QSB
period 2005-05-31
MACREPORT NET INC
filed 2005-07-18
CIK 1143994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

                   For the quarterly period ended May 31, 2005

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

(1)  Yes  X     No
        -----     -----

(2)  Yes  X     No
        -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of shares of Common Stock outstanding as of May 31, 2005 was 17,293,041.

                          THE MACREPORT.NET, INC.

                                FORM 10-QSB

                               May 31, 2005

                                   INDEX

                      PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1.                                                                    ----

              Unaudited Condensed Consolidated Balance Sheet                 3

              Unaudited Condensed Consolidated Statements of Operations      4

              Unaudited Condensed Consolidated Statements of Cash Flows      6

              Unaudited Notes to Condensed Consolidated Financial
              Statements                                                     7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9

Item 3.       Controls and Procedures                                        15


              PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                              16

Item 2.       Changes in Securities                                          16

Item 3.       Defaults by the Company upon Its Senior Securities             16

Item 4.       Submission of Matters to a Vote of Security Holders            17

Item 5.       Other Information                                              17

Item 6.       Exhibits and Reports on Form 8-K                               17

              Signatures                                                     18

                                     PART I.
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                    THE MACREPORT.NET, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  MAY 31, 2005



                                     ASSETS
                                     ------

CURRENT ASSETS:
Cash and cash equivalents                                           $   891,333
Marketable securities                                                   459,744
Accounts receivable                                                       6,440
Other current assets                                                      4,000
                                                                    -----------
Total current assets                                                  1,361,517

PROPERTY AND EQUIPMENT, net                                           1,752,397
OTHER ASSETS
Deposits                                                                 10,221
                                                                    -----------
Total other assets                                                       10,221
                                                                    -----------
Total assets                                                        $ 3,124,135
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $   249,314
Notes payable                                                         1,387,466
Current Portion of Loan Payable - Related Party                         229,737
Deferred revenue                                                         89,495
                                                                    -----------
Total current liabilities                                             1,956,012

Loan Payable - Related Party                                            638,619
                                                                    -----------
Total Liabilities                                                     2,594,631

COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock $.0001 par value, authorized 5,000,000
shares, no shares issued                                                   --
Common stock $.0001 par value, authorized 25,000,000
  shares, 17,293,041 shares issued and outstanding                        1,730
Additional paid-in-capital                                            3,731,872
Deficit                                                              (3,204,098)
                                                                    -----------
Total stockholders' equity
                                                                        529,504
                                                                    -----------
Total liabilities and stockholders' equity                          $ 3,124,135
                                                                    ===========


     See accompanying notes to condensed consolidated financial statements.



                      THE MACREPORT.NET, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                        Three months    Three months
                                                           ending          ending
                                                           May 31,         May 31,
                                                            2005            2004
                                                        ------------    ------------
REVENUES                                                $    441,590    $    789,911
COST OF REVENUES                                             187,590          75,261
                                                        ------------    ------------
GROSS PROFIT                                                 254,000         714,650
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                    603,287         344,002
                                                        ------------    ------------
(LOSS) INCOME BEFORE OTHER INCOME (EXPENSE)                 (349,287)        370,648

OTHER INCOME (EXPENSE):

  Net Rental Loss                                            (67,500)           --

  Unrealized (loss) gain on non-marketable securities       (111,406)          6,770
  Gain on sale of marketable securities                          339          34,733
  Interest expense                                           (36,090)        (21,237)
  Interest income                                                 65            --
                                                        ------------    ------------
                                                            (214,592)         20,266
                                                        ------------    ------------
(LOSS) INCOME BEFORE PROVISION FOR
   INCOME TAXES                                             (563,879)        390,914

PROVISION FOR INCOME TAXES                                      --              --
                                                        ------------    ------------
NET (LOSS) INCOME                                       $   (563,879)   $    390,914
                                                        ============    ============

(LOSS) INCOME PER COMMON SHARE:
BASIC                                                   $      (0.03)   $       0.02
                                                        ============    ============
DILUTED                                                 $      (0.03)   $       0.02
                                                        ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
BASIC                                                     17,293,041      16,283,809
                                                        ============    ============
DILUTED                                                   17,293,041      16,704,233
                                                        ============    ============


       See accompanying notes to condensed consolidated financial statements.

                                         4



                      THE MACREPORT.NET, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                         Six months      Six months
                                                           ending          ending
                                                           May 31,         May 31,
                                                            2005            2004
                                                        ------------    ------------
REVENUES                                                $    919,240    $  1,118,519
COST OF REVENUES                                             303,983         128,660
                                                        ------------    ------------
GROSS PROFIT                                                 615,257         989,859
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  1,060,666         519,479
                                                        ------------    ------------
(LOSS) INCOME BEFORE OTHER INCOME (EXPENSE)                 (445,409)        470,380

OTHER INCOME (EXPENSE):

  Net Rental Loss                                           (191,133)           --
  Other income                                                 5,000
  Unrealized (loss) gain on non-marketable securities        (30,834)          8,860
  (Loss) gain on sale of marketable securities              (543,486)         39,867
  Interest expense                                           (62,686)        (42,704)

  Interest income                                              1,508            --
                                                        ------------    ------------
                                                            (821,631)          6,023
                                                        ------------    ------------
(LOSS) INCOME BEFORE PROVISION FOR
   INCOME TAXES                                           (1,267,040)        476,403
PROVISION FOR INCOME TAXES
                                                                 125            --
                                                        ------------    ------------
NET (LOSS) INCOME                                       $ (1,267,165)   $    476,403
                                                        ============    ============

(LOSS) INCOME PER COMMON SHARE:
BASIC                                                   $      (0.08)   $       0.03
                                                        ============    ============
DILUTED                                                 $      (0.08)   $       0.03
                                                        ============    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
BASIC                                                     16,869,964      16,278,524
                                                        ============    ============
DILUTED                                                   16,869,964      16,694,524
                                                        ============    ============


       See accompanying notes to condensed consolidated financial statements.

                                         5



                          THE MACREPORT.NET, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                 Six months     Six months
                                                                   ending         ending
                                                                   May 31,        May 31,
                                                                    2005           2004
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                              $(1,267,165)   $   476,403
                                                                 -----------    -----------
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Depreciation and amortization                                   21,747          4,629
      Unrealized loss (gain) on non-marketable securities             30,834         (8,860)
      Realized loss (gain) on sale of securities                     543,486        (39,867)
      Marketable securities received for payment of services        (117,995)      (764,603)
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:

         Accounts receivable                                           8,268           --
      Deposits                                                        (2,650)
      Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                          (27,665)       (17,263)
      Deferred revenue                                              (274,538)       268,591
                                                                 -----------    -----------
    Total adjustments                                                181,487       (557,373)
                                                                 -----------    -----------
    Net cash used in operating activities                         (1,085,678)       (80,970)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                        252,945        488,524
  Purchase of property and equipment                              (1,048,477)        (6,000)
                                                                 -----------    -----------
    Net cash (used in) provided by investing activities             (795,532)       482,524
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                       2,000,000           --
  Repayments of notes payable                                        (78,491)          --
                                                                 -----------    -----------
    Net cash provided by financing activities                      1,921,509           --
                                                                 -----------    -----------
Net increase in cash and cash equivalents                             40,299        401,554
Cash and cash equivalents at beginning of period                     851,034          1,868
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $   891,333    $   403,422
                                                                 ===========    ===========


           See accompanying notes to condensed consolidated financial statements.

                                             6

                     THE MACREPORT.NET, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004


ITEM 1.  NOTES TO FINANCIAL STATEMENTS
-------  -----------------------------

1. The Condensed Consolidated Balance Sheet as of May 31, 2005, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2005 and May 31, 2004 have been prepared by us without audit. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial condition, results of operations and changes in cash flows for all interim periods have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year

Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's form 10-KSB for the most recent fiscal year ended November 30, 2004.

The results of operations and cash flows for the three months ended May 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2. Summary of Significant Accounting Policies:
   -------------------------------------------

Principles of consolidation

The consolidated financial statements include the accounts of the Company and three subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The subsidiaries are as follows:

The Marcellus Group, LLC - A company owned 100% by the MacReport.Net that was formed in 2004 to acquire, renovate, and lease out commercial properties. As of May 31, 2005, the Marcellus Group LLC owned six buildings in the town of Marcellus, New York.

MacNetworks Inc. - A company owned 100% by the MacReport.Net that was formed in 2004. As of May 31, 2005, there has been no material activity in this corporation.

Spring Bay Oil Company Inc. - A company owned 77% by the MacReport.Net that was formed in 2004 to develop a product that can be used in the production of oil. As of May 31, 2005, there has been no material activity in this corporation.

JA Spa, LLC - A company owned 100% by the MacReport.Net that was formed in 2005. As of May 31, 2005, there has been no material activity in this corporation.

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

Net (loss) income per common share and per common share equivalent share

The reconciliations for the six and three months ended May 31, 2005 and May 31, 2004 are as follows:

Six Months Ended May 31, 2005                 Loss            Shares       Per Share
-----------------------------              -----------     -----------    -----------
Basic EPS                                  $(1,267,165)     16,869,964    $     (0.08)
Effect of Dilutive Securities                     --              --          --
                                           -----------     -----------    -----------
Diluted EPS                                $(1,267,165)     16,869,964    $     (0.08)
                                           ===========     ===========    ===========

Six Months Ended May 31, 2004                 Income          Shares       Per Share
-----------------------------              -----------     -----------    -----------


Basic EPS                                  $   476,403      16,278,524    $      0.03
Effect of Dilutive Securities                     --           416,000        --
                                           -----------     -----------    -----------
Diluted EPS                                $   476,403      16,694,524    $      0.03
                                           ===========     ===========    ===========


Three Months Ended May 31, 2005                Loss           Shares       Per Share
-------------------------------            -----------     -----------    -----------

Basic EPS                                  $  (563,879)     17,293,041    $     (0.03)
Effect of Dilutive Securities                     --              --          --
                                           -----------     -----------    -----------
Diluted EPS                                $  (563,879)     17,293,041    $     (0.03)
                                           ===========     ===========    ===========

Three Months Ended May 31, 2004               Income          Shares       Per Share
-------------------------------            -----------     -----------    -----------

Basic EPS                                  $   390,914      16,283,809    $      0.02
Effect of Dilutive Securities                     --           420,424        --
                                           -----------     -----------    -----------
Diluted EPS                                $   390,914      16,704,233    $      0.02
                                           ===========     ===========    ===========

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

                                       8

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

Prior to the fourth quarter of fiscal 2004, our activities had been primarily devoted to business development, proof of concept activities, recruiting personnel and other start-up activities, however, recently, our revenues have grown substantially through sales of our services and products and the Company's focus has shifted to growing its customer base.

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

We market and sell package services to public and private companies. The packages range from merely exposure on our web site to a comprehensive service package, including press release services as well as client exposure on our website. Also, the Company purchases advertising pages from "Institutional Investor" magazine and, within these pages, highlights its clients and information regarding such client's business. The press release services can range from a set amount of client press releases per month to unlimited.

Subsidiaries

The Company incorporated Macnetworks, Inc., a Delaware corporation that is wholly-owned by the Company. In February 2004, Macnetworks was appointed as a General Partner for Van Pfeiffer, L.P., a New York limited partnership and hedge fund that primarily invests in private investments in public companies. For its services, Macnetworks will receive 1.5% of the net assets and 20% of profits, if any, of Van Pfeiffer. Macnetworks has not, as of May 31, 2005, received any compensation from Van Pfeiffer.

In 2004, the Company incorporated The Marcellus Group, LLC, a New York limited liability company. As of May 31, 2005, The Marcellus Group purchased six commercial building properties in Marcellus, New York for the purposes of office space for the Company. The buildings are currently being renovated for use by the Company. A certain portion of the property will be rented for retail commercial use.

In 2004, the Company also incorporated SpringBay Oil Company, Inc., a New York corporation. SpringBay Oil Company was formed in 2004 to develop a product that can be used in the production monitoring of oil wells. As of May 31, 2005, there has been no material activity in this limited liability company.

In February 2005, the Company incorporated JA Spa, LLC., a New York limited liability company. JA Spa, LLC was formed to develop a health spa concept within one of the properties owned by the Company in Marcellus, New York. The business plans for JA Spa, LLC are currently being prepared.

Subsequent History

In June 2005, the Company formed Monolith Athletic Club, LLC, a New York limited liability company. Monolith was formed to purchase a franchise and operate a professional soccer team in the Syracuse, New York area. Monolith has not as of the date of this report entered into an agreement in furtherance of its business plans.

On June 29, 2005, Springbay Oil Company, Inc. merged with Monolith Athletic Club, LLC to form a new corporation, Monolith Athletic Club, Inc.



Selected Financial Data


                                                              Six Months ended,
                                                              -----------------
RESULTS OF OPERATIONS:                                  May 31, 2005    May 31, 2004
                                                        ------------    ------------
Total revenues                                          $    919,240    $  1,118,519
Net (loss) income                                       $ (1,267,165)   $    476,403
Net (loss) income attributable to common stockholders   $ (1,267,165)   $    476,403


Basic (loss) income per common share                    $      (0.08)   $       0.03
Diluted (loss) income per common share                  $      (0.08    $       0.03


Weighted average common shares outstanding  Basic         16,869,964      16,278,524
Weighted average common shares outstanding  Diluted       16,869,964      16,964,524



Results of Operations

Three Months ended May 31, 2005 compared with three months ended May 31, 2004.

     Overall Financial Situation. The Company had revenues of $441,590 for the three month period ended May 31, 2005, a decrease of $348,321 or 44% from the three month period ended May 31, 2004. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $187,590 for the three month period ended May 31, 2005, an increase of $112,329 or 149% from the three month period ended May 31, 2004. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. The Company had stockholders' equity at May 31, 2005 in the amount of $529,504, an increase of $1,552,621 from the stockholders' deficiency at May 31, 2004 of ($1,023,117). This increase is primarily due to the company's sale of unregistered securities during the second quarter.
Selling, general and administrative expenses increased from the three month period ended May 31, 2004 by $259,285 or 75% resulting in a loss from operations of ($349,287) for the three month period ended May 31, 2005. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities. Interest expense increased by $14,853 for the three month period ended May 31, 2005 from $21,237 for the three month period ended May 31, 2004 primarily due to the Company's debt financing in October 2004.

     Revenues. The Company had revenues of $441,590 for the three month period ended May 31, 2005, a decrease of $348,321 or 44% from the three month period ended May 31, 2004.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased from the three month period ended May 31, 2004 by $259,285 or 75%, resulting in a loss from operations of $349,287 for the three month period ended May 31, 2005. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities.



Six Months ended May 31, 2005 compared with six months ended May 31, 2004.

     Overall Financial Situation. The Company had revenues of $919,240 for the six month period ended May 31, 2005, a decrease of $199,279 or 18% from the six month period ended May 31, 2004. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $303,983 for the six month period ended May 31, 2005, an increase of $175,323 or 136% from the six month period ended May 31, 2004. The Company's cost of

                                       11

revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. The Company had stockholders' equity at May 31, 2005 in the amount of $529,504, an increase of $1,552,621 from the stockholders' deficiency at May 31, 2004 of ($1,023,117). This increase is primarily due to the company's sale of unregistered securities during the second quarter. Selling, general and administrative expenses increased from the six month period ended May 31, 2004 by $541,187 or 104%, resulting in a loss from operations of $445,409 for the six month period ended May 31, 2005. Interest expense increased by $19,982 for the six month period ended May 31, 2005 from $42,704 for the six month period ended May 31, 2004 primarily due to the Company's debt financing in October 2004.

     Revenues. The Company had revenues of $919,240 for the six month period ended May 31, 2005, a decrease of $199,279 or 18% from the six month period ended May 31, 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from the six month period ended May 31, 2004 by $541,187 or 104%, resulting in a loss from operations of $445,409 for the six month period ended May 31, 2005. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities]


Summary of Critical Accounting Policies; Significant Judgments and Estimates

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

In some instances during the quarter ended May 31, 2005, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier.

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

As of May 31, 2005, we had $891,333 in cash and cash equivalents.

Current and Future Financing Needs

We have spent, and expect to continue to spend, substantial amounts in connection with growing our customer base. We have 33 full time employees and 39 part time employees. We do not engage any consultants.

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

ITEM 3.     DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
            --------------------------------------------------

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. As of July 1, 2005, the note has not been repaid, but the Company is in the process of restructuring the note with the individual.

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


                                            THE MACREPORT.NET, INC.
                                            -----------------------
                                                 (Registrant)


                                            By:  /s/  Vito W. Lucchetti, Jr.
                                              ---------------------------------
                                                      Vito W. Lucchetti, Jr.
                                                      Chairman,
                                                      Chief Executive Officer
                                                      and President
                                                      (Principal Executive
                                                      Officer and Principal
                                                      Accounting and Financial
                                                      Officer)


Date:  July 15, 2005