Form 10QSB
period 2005-08-31
MACREPORT NET INC
filed 2005-10-17
CIK 1143994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended August 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the transition period from ___________to ____________

Commission File Number: 333-64244

THE MACREPORT.NET, INC.
(Exact name of registrant as specified in its charter)
Delaware	11-3584538
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 Broadhollow Road
Suite PH11
Melville, NY 11747

(Address, including zip code, of principal executive offices)

(631) 423-4222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes	☒	No	☐

(2)Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock outstanding as of August 31, 2005 was 17,293,041.

INDEX

THE MACREPORT.NET, INC.
FORM 10-QSB
August 31, 2005
INDEX
PART I - FINANCIAL INFORMATION
		Page
Item 1.

	Unaudited Condensed Consolidated Balance Sheet	3

	Unaudited Condensed Consolidated Statements of Operations	4

	Unaudited Condensed Consolidated Statements of Cash Flows	6

	Unaudited Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities	15

Item 3.	Defaults by the Company upon Its Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures	17

INDEX

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE MACREPORT.NET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET - UNAUDITED
AUGUST 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,616
Marketable securities	473,802
Accounts receivable	25,175
Other current assets	5,200
Total current assets		761,793

PROPERTY AND EQUIPMENT, net		2,093,431

OTHER ASSETS
Deposits	10,946
Total other assets		10,946
Total assets		$2,866,170

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$358,119
Notes payable	1,417,694
Loan Payable - Related Party	728,347
Deferred revenue	114,486

Total Liabilities		2,618,646

COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock $.0001 par value, authorized 5,000,000
shares, no shares issued	-
Common stock $.0001 par value, authorized 25,000,000
shares, 17,293,041 shares issued and outstanding	1,730
Additional paid-in-capital	3,731,872
Deficit	(3,486,078)
Total stockholders' equity		247,524

Total liabilities and stockholders' equity		$2,866,170
See accompanying notes to consolidated financial statements.

INDEX

THE MACREPORT.NET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
	Three months	Three months
	ending	ending
	August 31,	August 31,
	2005	2004
REVENUES	$404,604	$481,351

COST OF REVENUES	119,297	75,056
GROSS PROFIT	285,307	406,295

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	401,503	309,367
(LOSS) INCOME BEFORE OTHER INCOME (EXPENSE)	(116,196)	96,928

OTHER INCOME (EXPENSE):
Net Rental Loss	(161,415)	-
Unrealized gain on non-marketable securities	40,297	321,780
Loss on sale of marketable securities	(21,089)	(42,349)
Interest expense	(23,590)	(20,262)
Interest income	12	-
	(165,785)	259,169

(LOSS) INCOME BEFORE PROVISION FOR
INCOME TAXES	(281,981)	356,097

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	$(281,981)	$356,097

(LOSS) INCOME PER COMMON SHARE:
BASIC AND DILUTED	$(0.02)	$0.02

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
BASIC	17,293,041	16,283,809

DILUTED	17,293,041	16,704,233

See accompanying notes to consolidated financial statements.

INDEX

THE MACREPORT.NET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
	Nine months	Nine months
	ending	ending
	August 31,	August 31,
	2005	2004
REVENUES	$1,323,844	$1,599,870

COST OF REVENUES	423,280	203,716
GROSS PROFIT	900,564	1,396,154

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	1,462,169	828,846
(LOSS) INCOME BEFORE OTHER INCOME (EXPENSE)	(561,605)	567,308

OTHER INCOME (EXPENSE):
Net Rental Loss	(352,548)	-
Other income	5,000	-
Unrealized gain on non-marketable securities	9,463	330,640
Loss on sale of marketable securities	(564,575)	(2,482)
Interest expense	(86,276)	(62,966)
Interest income	1,520	-
	(987,416)	265,192
(LOSS) INCOME BEFORE PROVISION FOR
INCOME TAXES	(1,549,021)	832,500
PROVISION FOR INCOME TAXES	125	-

NET (LOSS) INCOME	$(1,549,146)	$832,500

(LOSS) INCOME PER COMMON SHARE:
BASIC AND DILUTED	$(0.09)	$0.05

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
BASIC	17,012,019	16,280,292

DILUTED	17,012,019	16,686,057

See accompanying notes to consolidated financial statements.

INDEX

THE MACREPORT.NET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine months	Nine months
	ending	ending
	August 31,	August 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,549,146)	$832,500
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	33,730	7,760
Unrealized gain on non-marketable securities	(9,463)	(330,640)
Realized loss on sale of securities	564,575	2,482
Marketable securities received for payment of services	(215,550)	(1,033,919)
Purchases of marketable securities	-	(26,651)
Proceeds from sale of marketable securities	355,650	557,103
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(10,467)	-
Other current assets	(1,200)	-
Deposits	(3,375)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	81,141	(18,759)
Deferred revenue	(249,547)	392,534
Total adjustments	545,494	(450,090)
Net cash (used in) provided by operating activities	(1,003,652)	382,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,401,494)	(148,568)
Net cash used in investing activities	(1,401,494)	(148,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,000,000	-
Repayments of notes payable	(188,272)	-
Net cash provided by financing activities	1,811,728	-

Net (decrease) increase in cash and cash equivalents	(593,418)	233,842
Cash and cash equivalents at beginning of year	851,034	1,868
Cash and cash equivalents at end of year	$257,616	$235,710

See accompanying notes to consolidated financial statements.

INDEX

THE MACREPORT.NET, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2005 AND 2004

ITEM 1. NOTES TO FINANCIAL STATEMENTS

1. The Condensed Consolidated Balance Sheet as of August 31, 2005, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended August 31, 2005 and August 31, 2004 have been prepared by us without audit. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial condition, results of operations and changes in cash flows for all interim periods have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s form 10-KSB for the most recent fiscal year ended November 30, 2004.

2. Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and three subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The subsidiaries are as follows:

The Marcellus Group, LLC - A company owned 100% by the MacReport.Net that was formed in 2004 to acquire, renovate, and lease out commercial properties. As of August 31, 2005, the Marcellus Group LLC owned nine buildings in the town of Marcellus, New York.

MacNetworks Inc. - A company owned 100% by the MacReport.Net that was formed in 2004. As of August 31, 2005, there has been no material activity in this corporation.

Spring Bay Oil Company Inc. - A company owned 77% by the MacReport.Net that was formed in 2004 to develop a product that can be used in the production of oil. As of August 31, 2005, there has been no material activity in this corporation.

JA Spa, LLC - A company owned 100% by the MacReport.Net that was formed in 2005. As of August 31, 2005, there has been no material activity in this corporation.

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

INDEX

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

Net (loss) income per common share and per common share equivalent share

The reconciliations for the nine and three months ended August 31, 2005 and August 31, 2004 are as follows:

	Nine Months Ended August 31, 2005	Loss	Shares	Per Share

Basic EPS		$(1,549,146)	17,012,019	$(0.09)
Effect of Dilutive Securities		-	-	-
Diluted EPS		$(1,549,146)	17,012,019	$(0.09)

	Nine Months Ended August 31, 2004	Income	Shares	Per Share

Basic EPS		$832,500	16,280,292	$0.05
Effect of Dilutive Securities		-	405,765	-
Diluted EPS		$832,500	16,686,057	$0.05

	Three Months Ended August 31, 2005	Loss	Shares	Per Share

Basic EPS		$(281,981)	17,293,041	$(0.02)
Effect of Dilutive Securities		-	-	-
Diluted EPS		$(281,981)	17,293,041	$(0.02)

	Three Months Ended August 31, 2004	Income	Shares	Per Share

Basic EPS		$356,097	16,283,809	$0.02
Effect of Dilutive Securities		-	420,424	-
Diluted EPS		$356,097	16,704,233	$0.02

Comprehensive (loss) Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive (loss) income approximated (loss) net income for all periods presented.

INDEX
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report. This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “project”, “continue”, “plans”, “intends” or other similar terminology. We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

Introduction and Nature of Business

Our core strategy is to be a leading Web portal for financial professionals and business decision makers and worldwide provider of multimedia production and distribution services to corporations and other organizations. Our revenues have been generated from the sale of package services to public and private companies. The packages range from merely exposure on our web site to a comprehensive service package, including press release services and in certain cases, client exposure in “Institutional Investor” magazine.

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

Prior to the fourth quarter of fiscal 2004, our activities had been primarily devoted to business development, proof of concept activities, recruiting personnel and other start-up activities, however, recently, our revenues have grown substantially through sales of our services and products and the Company’s focus has shifted to growing its customer base.

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

INDEX

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

Subsidiaries

5.  The Company incorporated Macnetworks, Inc., a Delaware corporation that is wholly-owned by the Company. In February 2004, Macnetworks was appointed as a General Partner for Van Pfeiffer, L.P., a New York limited partnership and hedge fund that primarily invests in private investments in public companies. For its services, Macnetworks will receive 1.5% of the net assets and 20% of profits, if any, of Van Pfeiffer. Macnetworks has not, as of August 31, 2005, received any compensation from Van Pfeiffer.

In 2004, the Company incorporated The Marcellus Group, LLC, a New York limited liability company. As of August 31, 2005, The Marcellus Group purchased nine commercial building properties in Marcellus, New York for the purposes of office space for the Company. The buildings are currently being renovated for use by the Company. A certain portion of the property will be rented for retail commercial use.

In 2004, the Company also incorporated SpringBay Oil Company, Inc., a New York corporation. SpringBay Oil Company was formed in 2004 to develop a product that can be used in the production monitoring of oil wells. As of August 31, 2005, there has been no material activity in this limited liability company.

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

On June 29, 2005, Springbay Oil Company, Inc. merged with Monolith Athletic Club, LLC to form a new corporation, Monolith Athletic Club, Inc. The Company owns 71% of all of the issued and outstanding shares of Monolith Athletic Club, Inc.

INDEX

Selected Financial Data
                         Nine Months ended,
RESULTS OF OPERATIONS:                                                        August 31, 2005  August 31, 2004

Total revenues		$1,323,844			$1,599,870
Net (loss) income		$(1,549,146)			$832,500
Net (loss) income attributable to common stockholders Basic (loss) income per common share Diluted (loss) income per common share	$ $ $	(1,549,146 (0.09 (0.09	) ) )	$ $ $	832,500 0.05 0.05
Weighted average common shares outstanding - Basic		17,012,019			16,280,292
Weighted average common shares outstanding - Diluted		17,012,019			16,686,057

Results of Operations

Three Months ended August 31, 2005 compared with three months ended August 31, 2004.

Overall Financial Situation. The Company had revenues of $404,604 for the three month period ended August 31, 2005, a decrease of $76,747 or 16% from the three month period ended August 31, 2004. The Company's revenues consisted mainly of the selling of the packages of its services. The decrease in revenues is due to the development of new sales personnel. The Company has cost of revenues of $119,297 for the three month period ended August 31, 2005, an increase of $44,241 or 59% from the three month period ended August 31, 2004. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. The increase in cost of revenues is due to the increased cost of newswire services due to customer usage. The Company had stockholders' equity at August 31, 2005 in the amount of $247,524, an increase of $914,543 from the stockholders' deficiency at August 31, 2004 of ($667,019). This increase is primarily due to the company’s sale of unregistered securities during the second quarter. Selling, general and administrative expenses increased from the three month period ended August 31, 2004 by $92,136 or 30% resulting in a loss from operations of ($116,196) for the three month period ended August 31, 2005. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities. The increase is selling, general and administrative expenses is primarily due to the increase in the number of full time employees. Interest expense increased by $3,328 for the three month period ended August 31, 2005 from $20,262 for the three month period ended August 31, 2004 primarily due to the Company’s debt financing in October 2004.

Revenues. The Company had revenues of $404,604 for the three month period ended August 31, 2005, a decrease of $76,747 or 16% from the three month period ended August 31, 2004. The Company's revenues consisted mainly of the selling of the packages of its services. The decrease in revenues is due to the development of new sales personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from the three month period ended August 31, 2004 by $92,136 or 30% resulting in a loss from operations of ($116,196) for the three month period ended August 31, 2005. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities. The increase is selling, general and administrative expenses is primarily due to the increase in the number of full time employees.

Nine Months ended August 31, 2005 compared with nine months ended August 31, 2004.

INDEX

Overall Financial Situation. The Company had revenues of $1,323,844 for the nine month period ended August 31, 2005, a decrease of $276,026 or 17% from the nine month period ended August 31, 2004. The Company's revenues consisted mainly of the selling of the packages of its services. The decrease in revenues is due to the development of new sales personnel. The Company has cost of revenues of $423,280 for the nine month period ended August 31, 2005, an increase of $219,564 or 108% from the nine month period ended August 31, 2004. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. The increase in cost of revenues is due to the increased cost of newswire services due to customer usage. The Company had stockholders' equity at August 31, 2005 in the amount of $247,524, an increase of $914,543 from the stockholders' deficiency at August 31, 2004 of ($667,019). This increase is primarily due to the company’s sale of unregistered securities during the second quarter. Selling, general and administrative expenses increased from the nine month period ended August 31, 2004 by $633,323 or 76%, resulting in a loss from operations of ($561,605) for the nine month period ended August 31, 2005. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities. The increase is selling, general and administrative expenses is primarily due to the increase in the number of full time employees. Interest expense increased by $23,310 for the nine month period ended August 31, 2005 from $62,966 for the nine month period ended August 31, 2004 primarily due to the Company’s debt financing in October 2004.

Revenues. The Company had revenues of $1,323,844 for the nine month period ended August 31, 2005, a decrease of $276,026 or 17% from the nine month period ended August 31, 2004. The Company's revenues consisted mainly of the selling of the packages of its services. The decrease in revenues is due to the development of new sales personnel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from the nine month period ended August 31, 2004 by $633,323 or 76%, resulting in a loss from operations of ($561,605) for the nine month period ended August 31, 2005. These expenses consist primarily of professional fees and other corporate expenses, including business development and general legal activities. The increase is selling, general and administrative expenses is primarily due to the increase in the number of full time employees.

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

INDEX

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

In some instances during the quarter ended August 31, 2005, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier.

Liquidity and Capital Resources

In July 2005, JA Spa, a wholly-owned subsidiary of the Company, borrowed $37,482.72 from Van Pfeiffer L.P. pursuant to a promissory note. The terms of the promissory note provide that JA Spa shall pay to Van Pfeiffer the principal balance together with interest at six percent (6%) on or by July 15, 2006.

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

In October 2004, Marcellus Group, LLC, the Company's wholly owned subsidiary, borrowed one million dollars ($1,000,000) from Crown Mill Restoration Development LLC, a New York limited liability company wholly owned by V. William Lucchetti, Jr., the Company's Chief Executive Officer, Chairman of the Board of Directors and 92% shareholder of the Company, pursuant to a promissory note. The terms of the promissory note provides that interest accrues at a rate of eight percent (8%) and the principal and interest is payable as follows: (i) monthly installments of $25,947 (representing accrued interest and $500,000 of principal) up to and including November 1, 2006; and (ii) $500,000 payment due on November 1, 2006. The Company prepaid a portion of the promissory note during the 3rd quarter of fiscal 2005. Payments approximated $120,000.

As of August 31, 2005, we had $257,616 in cash and cash equivalents.

INDEX

Current and Future Financing Needs

We have spent, and expect to continue to spend, substantial amounts in connection with growing our customer base. We have 42 full time employees and 19 part time employees. We do not engage any consultants.

Based on our current plans, we believe that our cash and cash equivalents and cash flows (from increasing revenues) will be sufficient to enable us to meet our planned operating needs. However, the actual amount of funds we may need to operate is subject to many factors, some of which are beyond our control.

These factors include the following:

·	costs associated with any acquisitions targets;

·	costs associated with marketing our services; and

·	our ability to grow our customer base and retain our current customers.

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

INDEX

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

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. As of July 1, 2005, the note has not been repaid, but the Company is in the process of entering into an agreement with the individual to convert the note into shares of common stock of the Company.

Convertible promissory notes totaling $174,059 bear interest at a rate of 8% per annum with maturity dates that have expired. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to their expiration, on the expiration date, the Company may convert the balance due together with accrued interest into shares of the Company's common stock. The conversion ratio for these notes is the greater of : (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company’s Common Stock is then traded and seventy-five percent (75%); and (ii) 3.50. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock and expects to convert the notes within 60 days.

INDEX

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

INDEX

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

Date: October 17, 2005