Form 10KSB/A
period 2004-11-30
MACREPORT NET INC
filed 2005-11-16
CIK 1143994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________

FORM 10-KSB/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Year Ended November 30, 2004	Commission File No. 333-64244

_____________________________

The Macreport.net, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3584538
(State of Incorporation)	(I.R.S. Employer Identification No.)
150 Broadhollow Road, Suite PH11, Melville, New York	11747
(Address of principal executive offices) (631) 423-4222 Registrant’s Telephone Number	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 2005 was $804,917 using the closing bid price of $0.60 on February 14, 2005.

The number of shares of Common Stock outstanding as of February 15, 2005 was 16,304,509.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended November 30, 2004, which amends in part the Company’s Form 10-KSB originally filed on February 28, 2005, is being filed solely for the purpose of revising the information regarding controls and procedures set forth in Item 8A

This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB on February 28, 2005, or modify or update the disclosures therein in any way other than as required to reflect the amendment to Item 8A set forth above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-KSB on February 28, 2005. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Macreport carried out an evaluation, under the supervision and with the participation of the its Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Macreport’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Macreport’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Macreport.net required to be included in the Macreport’s reports filed or submitted under the Exchange Act.

(b) Changes in internal controls.

There were no significant changes in the Macreport's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits of the Company are filed herewith,
unless otherwise indicated:

Exhibit		Filed
Number:	Description:	Herewith:
31.1	Certification of V. William Lucchetti pursuant to	*
Rule 13-14(a) and Item 307 of Regulation SB 32.1

32.1	Certification by V. William Lucchetti Pursuant to	*
the 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2005.

THE MACREPORT.NET, INC. By:/s/ V. William Lucchetti, Jr. V. William Lucchetti, Jr. Chairman, Chief Executive Officer and President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

/s/ V. William Lucchetti, Jr. V. William Lucchetti, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer)	November 16, 2005
/s/ Adam J. Reznikoff Adam J. Reznikoff	Vice President-North American Sales and Director	November 16, 2005
/s/Kenneth T. Hutchinson Kenneth T. Hutchinson	Director	November 16, 2005