Form 10KSB
period 2005-11-30
MACREPORT NET INC
filed 2006-03-17
CIK 1143994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Year Ended November 30, 2005	Commission File No. 333-64244

_____________________________

The Macreport.net, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3584538
(State of Incorporation)	(I.R.S. Employer Identification No.)
150 Broadhollow Road, Suite PH11, Melville, New York	11747
(Address of principal executive offices) (631) 423-4222 Registrant’s Telephone Number	(Zip Code)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 2006 was $1,313,921 using the closing bid price of $0.44 on February 15, 2006.

The number of shares of Common Stock outstanding as of February 15, 2006 was 17,949,165.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

A list of Exhibits to this Annual Report on Form 10-KSB begins on page __.

THE MACREPORT.NET, INC.
2004 FORM 10-KSB REPORT

____________________

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

Prior to the fourth quarter of fiscal 2004, our activities have been primarily devoted to business development, proof of concept activities, recruiting personnel and other start-up activities, however, recently, our revenues have grown substantially through sales of our services and products and the Company's focus has shifted to growing its customer base.

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

We believe that traditional sources, the Web and existing on-line services do not adequately meet the information needs of many professionals who want to compete effectively in today’s fast-paced, global, customer-focused marketplace. These professionals and their organizations demand external information that is:

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

We remain very excited about the productization of our services. We believe that a market exists for these services and the bundling of such services as we keep the costs lower that our competitors.

Strategy

Our core strategy is to be a leading Web portal for financial professionals and business decision makers and worldwide provider of multimedia production and distribution services to corporations and other organizations. The key components of our growth strategy include:

Grow Our Customer Base. During the initial stages of our operation, we have focused on selling our streaming audio interviews, joint marketing ventures, and public relations and consulting services to public companies with securities trading on the Nasdaq SmallCap Market, the electronic over-the-counter bulletin board and Pink Sheets. We believe there is an opportunity for the packaging of our services into products which range from merely exposure on our web site to a comprehensive service package, including press release services as well as client exposure in "Institutional Investor" magazine. Furthermore, we believe that we can introduce other services into our products and offer client companies a full service line of services from press releases, edgar conversions, printing to financial and investor exposure.

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
links to the client’s Web site and to a page or pages of our Web site dedicated to providing information about the client;
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

Marketing Relationships

We plan to develop relationships with frequently visited and well-known Web sites in order to expand our audience. We plan to build customized versions of our company profiles to be co-branded and integrated into partners’ Web sites. A customized, co-branded company profile may feature links to portions of the other Web site as well as links back to our Web site for additional information. By incorporating links back to our Web site, we can introduce our information to a broader audience while displaying our free advertising-supported company information within the context of the other Web site.

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
providers of company information, such as Dun & Bradstreet, MarketGuide, a division of Multex, and Standard & Poor’s;
on-line information services or Web sites targeted to specific markets or applications, such as NewsEdge, Factset and Bloomberg;
Web retrieval, Web “portal” companies and other free or low-cost mass market on-line services such as Excite, Infoseek, Lycos, Yahoo! and AOL/Netscape;
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

Subsidiaries
The Company incorporated Macnetworks, Inc., a Delaware corporation that is wholly-owned by the Company. In February 2004, Macnetworks was appointed as a General Partner for Van Pfeiffer, L.P., a New York limited partnership and hedge fund that primarily invests in private investments in public companies. For its services, Macnetworks will receive 1.5% of the net assets and 20% of profits, if any, of Van Pfeiffer. Macnetworks has not, as of November 30, 2005, received any compensation from Van Pfeiffer. Macnetworks has waived any fees that would otherwise be due from Van Pfeiffer for the last two fiscal years.

In 2004, the Company incorporated The Marcellus Group, LLC, a New York limited liability company. As of November 20, 2005, The Marcellus Group purchased eight commercial building properties in Marcellus, New York for the purposes of office space for the Company. The buildings are currently being renovated for use by the Company. A certain portion of the property will be rented for retail commercial use.

In 2004, the Company incorporated SpringBay Oil Company, Inc., a New York corporation. SpringBay Oil Company was formed in 2004 to develop a product that can be used in the production monitoring of oil wells. In June 2005, the Company formed Monolith Athletic Club, LLC, a New York limited liability company.

Monolith was formed to purchase a franchise and operate a professional soccer team in the Syracuse, New York area. Monolith has not as of the date of this report entered into an agreement in furtherance of its business plans. On June 29, 2005, Springbay Oil Company, Inc. merged with Monolith Athletic Club, LLC to form a new corporation, Monolith Athletic Club, Inc. The Company owns 71% of all of the issued and outstanding shares of Monolith Athletic Club, Inc

In February 2005, the Company incorporated JA Spa, LLC., a New York limited liability company. JA Spa, LLC was formed to develop a health spa concept within one of the properties owned by the Company in Marcellus, New York. The business plans for JA Spa, LLC are currently being prepared.

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

Part of our business will include posting profiles of private and public issuers. We may be subject to liability under the Securities Act of 1933 and/or the Securities Exchange Act of 1934, each as amended, in the event that these issuers commence a public or private offering of their securities. In particular, with respect to private issuers relying on certain exemptions from the registration requirements of the Securities Act, the information we post on our Web site about issuers that engage in a private offering may be deemed to be a public offer of securities. Similarly, with respect to issuers that intend to commence a public offering of their securities, information that we post on our Web site about these issuers may be deemed to be a prospectus. To avoid making public offerings of securities that are intended to be privately placed and to avoid information about public issuers posted on our Web site being deemed a “prospectus” with respect to issuers that are engaging in a public offering, before engaging our services, issuers will be required to represent to us in their engagement agreement with us that, prior to engaging in any public or private offering, they will advise us of such intention. Further, such issuer will acknowledge in the engagement agreement that any information regarding an issuer will be removed from the Company’s Web site prior to such issuer commencing any offering.

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

We believe our present office space is suitable for our current operations. Total rental expense approximated $113,000 and $184,000 for the years ended November 30, 2005 and 2004, respectively.

As of November 30, 2005, The Marcellus Group has purchased eight commercial building properties in Marcellus, New York. The Company uses these buildings for office, as well as for retail commercial use. Renovations are currently taking place on several of the buildings.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended November 30, 2005, no matters were submitted by the Company to a vote of its stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock currently trades under the symbol “MRPT.”

As of November 30, 2005, there were 17,949,165 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

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

Common Stock

Year		Period	Bid Information
		High	Low
	2005	1st Quarter	$1.00	$0.37
		2nd Quarter	$1.05	$0.30
		3rd Quarter	$0.75	$0.35
		4th Quarter	$0.70	$0.40
	2004	1st Quarter	$0.65	$0.31
		2nd Quarter	$0.65	$0.32
		3rd Quarter	$1.01	$0.37
		4th Quarter	$0.90	$0.55

As reported by the Nasdaq OTC Bulletin Board, on February 15, 2006 the closing bid price of the Common Stock was $0.44 per share.

Holders
As of February 15, 2006, there were approximately 320 holders of record of the Company's common stock as determined from the Company’s transfer agent’s list. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

Dividends
The Company has never declared nor paid any cash dividends on its common stock and does not anticipate paying dividends in respect of its common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, its earnings (if any), financial condition, cash flows, capital requirements and other relevant considerations, including applicable contractual restrictions and governmental regulations with respect to the payment of dividends.

Conversions - Settlement of Convertible Promissory Notes

In November 2005, the Company converted a convertible promissory note with a maturity date of May 30, 2004 into 656,124 shares of common stock of the Company pursuant to a conversion agreement wherein the holder of the note agreed to: (i) convert the notes into shares of common stock of the Company at a conversion price which is $1.00 less than the conversion price set forth in the respective notes ($2.50); and (ii) not sell or transfer the shares received in conversion of the notes for a period of one (1) year from the date of such conversion.

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

Convertible notes payable
During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. As of November 30, 2005, the note was converted into shares of common stock of the Company.

Convertible promissory notes totaling $119,980 bear interest at a rate of 8% per annum with maturity dates that have expired. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to their expiration, on the expiration date, the Company may convert the balance due together with accrued interest into shares of the Company's common stock. The conversion ratio for these notes is the greater of : (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company’s Common Stock is then traded and seventy-five percent (75%); and (ii) 3.50. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock and expects to convert the notes within 30 days.

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
Selected Financial Data
Year Ended November 30,
RESULTS OF OPERATIONS: 2005 2004

RESULTS OF OPERATIONS: 2005 2004

Total revenues	$1,639,027	$2,122,069
Net (loss) income	$ (1,831,265)	$ 1,244,997
Net (loss) income attributable to common stockholders Basic (loss) income per common share Diluted (loss) income per common share	$ (1,831,265) $ (0.11) $ (0.11)	$ 1,244,997 $ 0.08 $ 0.07
Weighted average common shares outstanding, Basic Weighted average common shares outstanding, Diluted	17,159,379 17,159,379	16,285,948 16,646,362
YEAR-END FINANCIAL POSITION:
Working capital deficit	$ 1,115,165
Total assets	$ 3,061,838
Total liabilities	$ 2,147,093
Stockholders’ equity	$ 914,745

Year Ended November 30, 2005, as compared to the year ended November 30, 2004

Overall Financial Situation. The Company had revenues of $1,639,027 for the fiscal year ended November 30, 2005, a decrease of $483,012 or 23% from the fiscal year ended November 30, 2004. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $555,114 for the fiscal year ended November 30, 2005, an increase of $224,953 or 68% from the fiscal year ended November 30, 2004. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. The Company had a stockholders' equity at November 30, 2005 in the amount of $914,745, an increase of $1,118,076 from the stockholders' deficiency at November 30, 2004 of $(203,331). This change is primarily due to the sale of stock in the amount of $2,000,000 for the fiscal year ended November 30, 2005. Selling general and administrative expenses increased from the fiscal year ended November 30, 2004 by $748,919 or 67% resulting in loss from operations of $(1,831,265) for the fiscal year ended November 30, 2005. These expenses consist primarily of employee salaries, professional fees and other corporate expenses, including business development and general legal activities. Interest expense increased by $47,938 for the fiscal year ended November 30, 2005 from $95,988 for the fiscal year ended November 30, 2004 primarily due to loans incurred in the acquisitions of properties. The Company had an unrealized gain on marketable securities of $125,891 for the fiscal year ended November 30, 2005. This gain is primarily a result of the Company's receipt of restricted stock in lieu of payment in cash for certain of its services. The Company had a net rental loss of ($635,510) for the fiscal year ended November 30, 2005.  The net rental loss is primarily due to the gross salaries of the employees of Marcellus Group of $422,000. A significant portion of this payroll is for employees involved in the renovation of the company's buildings.

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

In some instances, we provided services to clients in exchange for equity instruments of the client. We measure the fair value of the equity instrument on the date the parties come to a mutual understanding of the terms of the arrangement and a commitment for performance by us to earn the equity instruments is reached, or when the equity is earned, whichever occurs earlier.

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

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. As of November 30, 2005, the note was converted into shares of common stock of the Company.

Convertible promissory notes totaling $119,980 bear interest at a rate of 8% per annum with maturity dates that have expired. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to their expiration, the Company may convert the balance due together with accrued interest into shares of the Company's common stock. The conversion ratio for these notes is the greater of : (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company’s Common Stock is then traded and seventy-five percent (75%); and (ii) 3.50. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock and expects to convert the notes within 90 days.

As of November 30, 2005, we had $32,694 in cash and cash equivalents.

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

ITEM 7.  FINANCIAL STATEMENTS

The report of the Company's Independent Auditors, the Company’s financial statements and notes to financial statements appear herein commencing on Page F-1.

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

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2005, concerning each director and executive officer of the Company.

Name	Age	Positions with the Company	Position Held Since

V. William Lucchetti, Jr.	40	Chairman of the Board of Directors, Chief Executive Officer and President	2000

Adam J. Reznikoff	34	Vice President-North American Sales and Director	2000

Kenneth T. Hutchinson	54	Director	2003

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended November 30, 2005 all Section 16(a) reports required to be filed by the Company’s executive officers, directors and 10% stockholders were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the period beginning on December 13, 2000 (Inception) to November 30, 2005 and all officers who earned over $100,000 (the “Named Executive Officers”). One of our executive officers was compensated in excess of $100,000 when advances of expenses are included as set forth below.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options/SARs(#)

V. Willam Lucchetti, Jr. Chairman, President, Chief Executive and Operating Officer and Treasurer	2005 2004 2003 2002 2001	$21,808 — $35,534 $31,846 __	— — — — —	$261,544[1] $234,834[1] $155,757[1] $68,300[2] —	— — — — —

Adam J. Reznikoff Secretary and Director	2005 2004 2003 2002 2001	$75,000 $78,130 $39,594 $17,423 $28,770	— — __ __ __	$19,010[1] — — — __	— — __ __ __

__________________
1 Advance of expenses of Officers paid by the Company.
2 Compensation paid to Michael Adam Consulting, Inc. which is wholly owned by Mr. Lucchetti.

We have not granted any stock options to the named executive officer. None of our employees are employed pursuant to employment agreements.

Director’s Compensation

Directors who are not employees of the Company are compensated at a rate of $1,000 for each meeting of the full Board of Directors which they attend in person, up to a maximum of $5,000 in any one year, plus expenses for attending such meetings. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

OPTIONS/SAR GRANTS IN 2004

There were no option grants 2005.

AGGREGATE OPTION EXERCISES IN 2004 AND
2004 FISCAL YEAR-END OPTION VALUES

There were no option exercises in 2005.

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

Share Reserve. We authorized the issuance of 1,000,000 shares of our common stock pursuant to the 2001 Plan. As of November 30, 2005, we have not granted any options under the 2001 Plan. Shares subject to awards under the 2001 Plan that have expired or otherwise terminated without having been exercised in full again become available for the grant of awards under the 2001 Plan. Shares issued under the 2001 Plan may be previously unissued shares or reacquired shares of common stock.

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

Term of Awards. In general, the term of stock options granted under the 2001 Plan is ten years. In the event an awardee’s service relationship with us ends, other than upon the awardee’s death or disability, the award may be exercised within a period of 90 days following termination, provided that the award has already vested. If the awardee’s termination of service is for cause, such period will not exceed thirty days. Any award not already vested, or not exercised within these periods shall terminate. If the awardee dies, any vested award may be exercised within the time period specified in the award agreement, being at least six months, or if no time is specified, twelvemonths.

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

Limitation of Liability and Indemnification Matters

Article eighth of our certificate of incorporation provides that the personal liability of our directors will be eliminated to the fullest extent permitted by the provisions of paragraph (7) of subsection (b) of § 102 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented. Article sixth of our certificate of incorporation provides that we will, to the fullest extent permitted by the provisions of the General Corporation Law of the State of Delaware, indemnify all persons whom we may indemnify under such provisions. The indemnification provided by this section shall not limit or exclude any rights, indemnities or limitations of liability to which any person may be entitled, whether as a matter of law, under our bylaws, by agreement, vote of our stockholders or disinterested directors, or otherwise. Except as specifically required by the General Corporation Law of the State of Delaware, as the same exists or may be amended, none of our directors of will be liable to us or our stockholders for monetary damages for breach of his or her fiduciary duty as a director. No amendment to or repeal of this provision of our certificate of incorporation will apply to or have any effect on the liability or alleged liability of any director for or with respect to any acts or omissions of that director occurring prior to the amendment or repeal.

Under Section 145 of the Delaware General Corporation Law, we have the power, under certain circumstances, to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of ours, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including attorneys’ fees, and judgments against, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of November 30, 2005 by:

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

Applicable percentage ownership in the following table is based on 17,949,165 shares of common stock outstanding as of November 30, 2005.

Beneficial ownership is determined in accordance with the rules of the SEC. No shares of common stock of the Company are subject to options held by any persons.

Name and Address of Beneficial Holder	Number of Shares	Approximate Percentage of Class
V. William Lucchetti, Jr. c/o The Macreport.net, Inc. 150 Broadhollow Road Melville, New York 11747	14,962,980	83%
Adam J. Reznikoff c/o The Macreport.net, Inc. 150 Broadhollow Road Melville, New York 11747	—	—
Kenneth T. Hutchinson c/o The Macreport.net, Inc. 150 Broadhollow Road Melville, New York 11747	—	—
All executive officers and directors as a group (3 persons)	14,962,980	83%
________________________

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

:	The following exhibits of the Company are filed herewith, unless otherwise indicated
Exhibit			Incorporated by
Number	Description	Filed Herewith	Reference to

3.1	Certificate of Incorporation		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
3.2	By-laws		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
4.1	Specimen common stock certificate		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
4.2	2001 Stock Option Plan		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
5.1	Opinion of Stephen J. Czarnik, Esq.		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
10.1	Consulting Agreement, dated January 1, 2001, between Michael Adams Consulting, Inc.		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
10.2	Office Service Agreement, dated July 7, 2000, with VANTAS Long Island, LLC		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
10.3	Lease, dated March 30, 2001, with 25 Broad Street LLC		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
10.4	Form of Subscription Agreement executed by investors in the private offering or our common stock that closed on May 15, 2001		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
10.5	Promissory Note issued to Sherman Winski November 16, 2001		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
10.6	Amended and Restated Promissory Note issued to Sherman Winski January 8, 2002		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)

10.7	Promissory Note issued to Sherman Winski dated January 14, 2002	The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
10.8	Form of Convertible Promissory Note (May 2002)	The Registrant’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002
10.9	Office Service Agreement, dated as of January 1, 2003, with HQ Global Workplaces	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.10	Form of Convertible Promissory Note (September - November 2002)	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.11	Form of Convertible Promissory Note (November 2002)	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.12	Form of Convertible Promissory Note (July 2002)	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.13	Form of Convertible Promissory Note (June 2002)	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.14	Amendment No. 1 to the Amended and Restated Promissory Note issued to Sherman Winski dated March 9, 2002	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.15	Amendment No. 2 to the Amended and Restated Promissory Note issued to Sherman Winski dated September 9, 2002	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.16	Amendment No. 3 to the Amended and Restated Promissory Note issued to Sherman Winski dated November 14, 2002	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.17	Amendment No. 1 to the Promissory Note issued to Sherman Winski dated April 10, 2002	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.18	Amendment No. 2 to the Promissory Note issued to Sherman Winski dated September 9, 2002	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.19	Amendment No. 3 to the Promissory Note issued to Sherman Winski dated January 10, 2003	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2002
10.20	Promissory Note issued to Crown Mill Development LLC	The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2004

14.1	Code of Ethics		The Registrant’s Annual Report on Form 10-KSB for the year ended November 30, 2003
16.1	Letter from Capraro Centofranchi Kramer & Co.		The Registrant’s Current Report on Form 8-KA dated January 21, 2003
21.1	Subsidiaries	*
23.1	Consent of Capraro Centofranchi Kramer & Co., P.C.		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
23.2	Consent of Stephen J. Czarnik, Esq. (included in Exhibit 5.1 hereof)		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
24.1	Power of attorney		The Registrant’s Registration Statement on Form SB-2 (No. 333-64244)
31.1.	Certification of V. William Lucchetti pursuant to Rule 13-14(a) and Item 307 of Regulation SB	*
32.1	Certification by V. William Lucchetti Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

_______________________
*Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for us by Holtz Rubenstein Reminick, LLP, for fiscal years ended November 30, 2005 and 2004, are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are billed in the fiscal years.

	FISCAL YEAR 2005	FISCAL YEAR 2004
AUDIT FEES	$$50,000	$$45,000
AUDIT-RELATED FEES	$-	$-
TAX FEES	$-	$-
ALL OTHER FEES	$-	$-
TOTAL	$$50,000	$$45,000

Audit fees for the fiscal years ended November 30, 2005 and 2004, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, and other assistance required to complete the year end audit of the consolidated financial statements.

As we do not have a formal audit committee (see end of Item 9 above), the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2006.

THE MACREPORT.NET, INC. By:/s/ V. William Lucchetti, Jr. V. William Lucchetti, Jr. Chairman, Chief Executive Officer and President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

/s/ V. William Lucchetti, Jr. V. William Lucchetti, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer)	March 17, 2006
/s/ Adam J. Reznikoff Adam J. Reznikoff	Vice President-North American Sales and Director	March 17, 2006
/s/Kenneth T. Hutchinson Kenneth T. Hutchinson	Director	March 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Macreport.Net, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheet of The Macreport.Net, Inc. and Subsidiaries, as of November 30, 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended November 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macreport.Net, Inc. and Subsidiaries as of November 30, 2005 and the results of their operations and their cash flows for the years ended November 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HOLTZ RUBENSTEIN REMINICK LLP

Melville, New York
March 16, 2006

THE MACREPORT.NET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

November 30, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,694
Marketable securities	666,470
Accounts receivable	39,750
Other current assets	6,400
Total current assets		745,314

FIXED ASSETS, net		2,232,552

OTHER ASSETS
Deposits on machinery	76,401
Security deposits	7,571
Total other assets		83,972

Total assets		$3,061,838

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Cash overdraft	$106,435
Accounts payable and accrued expenses	353,575
Notes payable - current portion	127,203
Note payable - related party	963,044
Due to related party	123,000
Deferred revenue	187,222
Total current liabilities		1,860,479

OTHER LIABILITIES:
Notes payable - less current portion		286,614

Total liabilities		2,147,093

COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock $.0001 par value, authorized 5,000,000
shares, no shares issued	-
Common stock $.0001 par value, authorized 25,000,000
shares, 17,949,165 shares issued and outstanding	1,795
Additional paid-in-capital	4,681,148
Deficit	(3,768,198)
Total stockholders' equity		914,745

Total liabilities and stockholders' equity		$3,061,838

THE MACREPORT.NET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	November 30,	November 30,
	2005	2004

REVENUES	$1,639,027	$2,122,069

COST OF REVENUES	555,114	330,161

GROSS PROFIT	1,083,913	1,791,908

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	1,868,840	1,119,921

(LOSS) INCOME BEFORE OTHER INCOME (EXPENSE)	(784,927)	671,987

OTHER INCOME (EXPENSE):
Net rental loss	(635,510)	-
Unrealized gain on marketable securities	125,891	646,064
(Loss) gain on sale of marketable securities	(394,197)	21,047
Interest expense	(143,926)	(95,988)
Interest income	1,529	1,887
	(1,046,213)	573,010

Income Taxes	125	-

NET (LOSS) INCOME	$(1,831,265)	$1,244,997

(LOSS) INCOME PER COMMON SHARE:

BASIC	$(0.11)	$0.08

DILUTED	(0.11)	$0.07

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

BASIC	17,159,379	16,285,948

DILUTED	17,159,379	16,646,362

THE MACREPORT.NET, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE TWO YEARS ENDED NOVEMBER 30, 2005

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance, December 1, 2003	16,272,942	$1,627	$1,680,784	$(3,181,930)	$(1,499,519)

Stock issued for conversion of convertible
promissory notes	20,099	2	51,189	-	51,191

Net income for the year	-	-	-	1,244,997	1,244,997

Balance, November 30, 2004	16,293,041	1,629	1,731,973	(1,936,933)	(203,331)

Sale of stock	1,000,000	100	1,994,900		1,995,000

Stock issued for conversion of convertible
promissory notes	656,124	66	954,275		954,341

Net loss for the year				(1,831,265)	(1,831,265)

Balance, November 30, 2005	17,949,165	$1,795	$4,681,148	$(3,768,198)	$914,745

THE MACREPORT.NET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	November 30,	November 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,831,265)	$1,244,997
Adjustments to reconcile net(loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	63,013	12,638
Unrealized gain on securities	(125,891)	(646,064)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Trading securities, including unrealized	628,435	(502,450)
Accounts receivable	(25,042)	(14,708)
Other current assets	(2,400)	(2,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	277,940	(262,130)
Deferred revenue	(176,811)	327,930
Total adjustments	639,244	(1,086,784)
Net cash (used in) provided by operating activities	(1,192,021)	158,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on machinery	(76,401)	-
Purchase of property and equipment	(1,569,898)	(406,304)
Net cash used in investing activities	(1,646,299)	(406,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	106,435	-
Proceeds of notes payable	124,983	1,120,000
Repayments of notes payable	(60,242)	(22,743)
Repayments of loan payable - related party	(269,196)	-
Advances to related party	(170,000)	-
Advances from related party	293,000	-
Proceeds from sale of stock	1,995,000	-
Net cash provided by financing activities	2,019,980	1,097,257

Net (decrease) increase in cash and cash equivalents	(818,340)	849,166

Cash and cash equivalents at beginning of year	851,034	1,868

Cash and cash equivalents at end of year	$32,694	$851,034

THE MACREPORT.NET, INC.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2005 AND 2004

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

Going Concern:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,831,265 for the year ended November 30, 2005. At November 30, 2005 current liabilities exceed current assets by $1,115,165. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company intends to increase sales and profit margin to generate income and positive cash flow. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Summary of Significant Accounting Policies:

a. Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and four subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The subsidiaries are as follows:

The Marcellus Group, LLC - A company owned 100% by the MacReport.Net that was formed in 2004 to acquire, renovate, and lease out commercial properties. As of November 30, 2005, the Marcellus Group LLC owned eight buildings in the town of Marcellus, New York.

MacNetworks Inc. - A company owned 100% by the MacReport.Net that was formed in 2004. As of November 30, 2005, there has been no material activity in this corporation.

JA Spa, LLC - A company owned 100% by the MacReport.Net that was formed in 2005 to develop and operate a health spa. As of November 30, 2005, the spa was not yet operating.

Monolith Athletic Club, Inc. - A company owned 71% by the MacReport.Net that is the result of a merger in June 2005 of Monolith Athletic Club. LLC, a newly formed company, and Springbay Oil Company, Inc., a company that was 71% owned by the MacReport.Net Inc. Monolith Athletic Club. Inc. was formed to purchase a franchise and operate a professional soccer team in the Syracuse, New York area. As of November 30, 2005, this company had not entered into any agreements in furtherance of its business plans.

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

2. Summary of Significant Accounting Policies: (Cont'd)

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
F-7 -

  g. Equipment and depreciation

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

2. Summary of Significant Accounting Policies: (Cont'd)
  h. Concentration of risk

    The Company invests its excess cash in deposits and money market accounts with major financial institutions with strong credit ratings. From time to time, the Company's cash accounts may exceed the Federal Depository Insurance Coverage Limit. Cash and cash equivalents approximated $33,000 and $850,000 at November 30, 2005 and 2004, respectively. Generally, the investments mature within ninety days, and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

  i. Net income (loss) per common share and per common share equivalent share

The reconciliations for the years ended November 30, 2005 and 2004 are as follows:

	Year Ended November 30, 2005	Loss	Shares	Per Share

Basic EPS		$(1,831,265)	17,159,379	$(.11)
Effect of Dilutive Securities		-	-
Diluted EPS		$(1,831,265)	17,159,379	$(.11)

	Year Ended November 30, 2004	Income	Shares	Per Share

Basic EPS		$1,244,997	16,285,948	$.08
Effect of Dilutive Securities		-	360,414	-
Diluted EPS		$1,244,997	16,646,362	$.07

    j. Income taxes

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    k. Advertising costs

    All costs relating to marketing and advertising are expensed in the period incurred. Advertising expense for the years ended November 30, 2005 and 2004 approximated $492,000 and $266,000, respectively.

  l. New Accounting pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless this would be impracticable. The statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

m.	Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive income approximated net income for all periods presented.

3. Supplemental Cash Flow Information:

	Years Ended
	November 30,
	2005	2004
Cash paid for:
Interest	$90,705	$18,657

Income taxes	$125	$0

For the years ended November 30, 2005 and 2004, the Company had a non-cash operating and financing activity when it issued shares of its common stock for the conversion of convertible promissory notes totaling $954,341 and $51,191, respectively.

For the year ending November 30, 2005, the Company had a non-cash investing and financing activity when it purchased a building and financed it with a mortgage of $300,000.

       4. M arketable Securities:

Following is a comparison of the cost and market value of trading securities included in current assets at November 30, 2005:

Cost	$540,579
Unrealized gain	125,891

Market Value	$666,470

    5. Property and Equipment:

Major classes of equipment consist of the following at November 30, 2005:

	Estimated
	Useful Life
	Years
Land Buildings and improvements	- 40	$253,354 1,701,448
Furniture and fixtures Trucks and autos	5 5	52,271 121,216
Equipment	5	208,430
		2,336,719
Less accumulated depreciation		104,167

Net Property and equipment		$2,232,552

Depreciation expense was $63,013 and $12,638 for the years ended November 30, 2005 and 2004, respectively.

Included in net rental loss is gain on involuntary conversion of approximatley $112, 000, which is the result of insurance proceeds received by the company for a building that was destroyed by fire.
F-10 -

6. Notes Payable:

Notes payable consist of the following at November 30, 2005:

Loan payable on building purchase, due in monthly
installments of $2,418. The note bears interest at 7.5% (a)	$293,837
Promissory notes, principal and interest due at various dates through July 15, 2006. The notes bear interest at a rate of 6% per annum. (b)	244,983
Convertible notes payable (c)	119,980

Note payable - related party (d)	718,061

$1,376,861

(a)	The Company purchased a building in December 2004 subject to a mortgage in the amount of $300,000. The note bears interest at 7.5% and is due in monthly installments through December 2024.

(b)
The Company has entered into several loan agreements with a hedge fund. A wholly owned subsidiary of the Company was appointed as a General Partner of this hedge fund in February 2004. Accrued interest on the outstanding principal amount of these notes together with the principal amount is due and payable on the maturity date. As of November 30, 2005, one of these notes in the amount of $120,000 was past due.

(c) Convertible promissory notes totaling $119,980 bear interest at a rate of 9% per annum with maturity dates that have expired. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to their expiration, the Company may convert the balance due, together with accrued interest, into shares of the Company's common stock. The conversion ratio for these notes is the greater of : (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company’s Common Stock is then traded and seventy-five percent (75%); and (ii) 3.50. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock and expects to convert the notes within thirty days. As of November 30, 2005, two of these note holders are commencing legal action against the Company to collect on their respective notes.

(d) In October of 2004, a company that is 100% owned by the majority stockholder and CEO of the Company loaned The Marcellus Group LLC $1,000,000. The note bears interest at 8% and is being repaid in monthly installments of $25,947, with a final balloon payment of approximately $500,000 due November 1, 2006. As of November 30, 2005, the Company was in default of this note due to several missed payments of monthly installments during the year.

Long-term debt matures as follows:
F-11 -

Years Ending
November 30,	Amount
2006	$1,092,080
2007	7,784
2008	8,388
2009	9,039
2010	9,741
Thereafter	251,662
$1,376,861

      7. Commitments:
    a. Leases

The Company leases its Melville office space under a three year lease expiring November 2006, with minimum monthly rent of approximately $1,700, plus annual escalations of approximately 3%.

    Minimum future rental commitments for the remainder of the lease term are as follows:

Years Ending
November 30,	Amount
2006	$30,000

    The Company also leases an apartment in New York City for the personal use of its CEO under a month to month lease with minimum monthly rent of $4,600.

    Total rental expense approximated $113,000 and $184,000 for the years ended November 30, 2005 and 2004, respectively.

b.	Litigation

The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.
F-12 -

8. Related Party Transactions:

Fees for management, executive, and administrative services paid to stockholders for the year ended November 30, 2005 and 2004 were $280,000 and $235,000, respectively.

The Company leases an executive residence and office facility for $4,600 in monthly rent on a month-to-month basis. The Company's CEO has the exclusive personal use of the executive residence facility at no cost. The lease cost associated with the executive residence is not included as compensation to the CEO.

From time to time, the Company may advance and receive funds from a company that is 100% owned by the majority stockholder and CEO of the Company. As of November 30, 2005, the Company owed $123,000 to this related party.  These notes are due on demand and are not interest bearing.

9. Stockholders’ Equity:

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

(b) The Company has authorized 5,000,000 shares, par value $0.0001, of preferred stock. Shares of preferred stock may be issued in such classes or series, and may have such voting powers, and such designations, preferences and other special rights and qualifications, or restrictions thereof, as determined by the Board of Directors.

         (c) Stock option plan

    In 2001, the Company adopted a plan (the "2001 Stock Option Plan" or the "Plan") pursuant to which the Board of Directors is authorized to award options to purchase up to 1,000,000 shares of Common Stock to selected officers, employees, agents, consultants and other persons who render services to the Company. The options may be issued on such terms and conditions as determined by the Board or Committee, and may be issued so as to qualify as incentive stock options under Internal Revenue Code Section 422A. Reserved shares under the Plan at November 30, 2005 are 1,000,000. As of November 30, 2005, there were no options granted under this Plan.
F-13 -

10. Income Taxes:

The components of the net deferred tax assets at November 30, 2005 are as follows:

Deferred Tax Assets:
Tax loss carryforwards	$1,427,000
Valuation Allowance	(1,427,000)
Net Deferred Income Taxes	$-

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Years Ended
	November 30,
	2005	2004

Tax (Benefit) Provision U.S. Federal Statutory Income Rate	(34%)	34%
State Income Tax, net of federal tax benefits	(7%)	7%
Increase (Reduction) in Valuation Allowance	41%	(41%)
	0%	0%

No provision for income taxes was recorded during the year ended November 30, 2005 due to net losses being incurred. At November 30, 2005, the Company had net operating and capital loss carryforwards for tax purposes of approximately $3,600,000, which expire through 2025.

At November 30, 2005 and 2004, the Company provided a full valuation allowance against the gross deferred tax asset since, in management’s judgment, it is more likely than not, such benefits will not be realized.

11. Fair Value of Financial Instruments:

The methods and assumptions used to estimate the fair value of the following classes of financial instruments for:

Current Assets and Current Liabilities: The carrying amount of cash, and payables approximate their fair value. The fair value of marketable securities was derived from quotes listed by national stock exchanges. The fair value of the Company's notes payable was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of fixed rate debt at November 30, 2005 approximates fair value.

12. Major Suppliers:

During the year ended November 30, 2005, approximately 85% of the Company’s advertising expense was paid to two suppliers.