Form 10QSB
period 2006-02-28
MACREPORT NET INC
filed 2006-04-17
CIK 1143994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended February 28, 2006

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
Suite PH11Melville, NY 11747

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

(1) Yes	☒	No	☐

(2) Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of Common Stock outstanding as of February 28, 2006 was 17,949,165.

THE MACREPORT.NET, INC.

FORM 10-QSB

February 28, 2006

INDEX

PART I - FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE MACREPORT.NET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET - UNAUDITED

February 28, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,700
Marketable securities	549,199
Accounts receivable	29,068
Other current assets	6,400
Total current assets		611,367

PROPERTY AND EQUIPMENT, net		2,278,683

OTHER ASSETS
Deposits	83,972
Total other assets		83,972

Total assets		$2,974,022

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Cash overdraft	$95,082
Accounts payable and accrued expenses	271,983
Notes payable - current portion	127,339
Note Payable - Related Party	963,044
Due to related party	551,000
Deferred revenue	171,969
Total current liabilities		2,180,417

Note Payable - less current portion		284,722

Total Liabilities		2,465,139

COMMITMENTS

STOCKHOLDERS' DEFICIENCY:
Preferred stock $.0001 par value, authorized 5,000,000
shares, no shares issued	-
Common stock $.0001 par value, authorized 25,000,000
shares, 17,949,165 shares issued and outstanding	1,795
Additional paid-in-capital	4,681,148
Deficit	(4,174,060)
Total stockholders' deficiency		508,883

Total liabilities and stockholders' deficiency		$2,974,022

See accompanying notes to consolidated financial statements.

THE MACREPORT.NET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three months	Three months
	ending	ending
	February 28,	February 28,
	2006	2005

REVENUES	$323,798	$477,650

COST OF REVENUES	96,702	116,393

GROSS PROFIT	227,096	361,257

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	308,158	457,379

LOSS BEFORE OTHER INCOME (EXPENSE)	(81,062)	(96,122)

OTHER INCOME (EXPENSE):
Net Rental Loss	(204,535)	(123,633)
Other income	-	5,000
Unrealized (loss) gain on non-marketable securities	(112,171)	80,572
Loss on sale of marketable securities	(176)	(543,825)
Interest expense	(7,953)	(26,596)
Interest income	35	1,443
	(324,800)	(607,039)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(405,862)	(703,161)

PROVISION FOR INCOME TAXES	-	125

NET LOSS	$(405,862)	$(703,286)

LOSS PER COMMON SHARE:

BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:

BASIC AND DILUTED	17,949,165	16,437,485

See accompanying notes to consolidated financial statements.

THE MACREPORT.NET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FEBRUARY 28, 2006

	Three months	Three months
	ending	ending
	February 28,	February 28,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(405,862)	$(703,286)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,780	9,764
Unrealized loss (gain) on non-marketable securities	112,171	(80,572)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Trading securities	5,100	671,055
Accounts receivable	10,682	8,268
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(81,592)	18,536
Deferred revenue	(15,253)	(182,200)
Total adjustments	54,888	444,851
Net cash used in operating activities	(350,974)	(258,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(69,911)	(427,429)
Net cash used in investing activities	(69,911)	(427,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(11,353)	-
Net proceeds from issuance of common stock	-	2,000,000
Repayments of notes payable	(1,756)	(83,841)
Advances from related party	428,000	-
Net cash provided by financing activities	414,891	1,916,159

Net (decrease) increase in cash and cash equivalents	(5,994)	1,230,295

Cash and cash equivalents at beginning of period	32,694	851,034

Cash and cash equivalents at end of period	$26,700	$2,081,329

See accompanying notes to consolidated financial statements.

THE MACREPORT.NET, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

ITEM 1. NOTES TO FINANCIAL STATEMENTS

1. The Condensed Consolidated Balance Sheet as of February 28, 2006, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2006 and February 28, 2005 have been prepared by us without audit. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial condition, results of operations and changes in cash flows for all interim periods have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year

Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s form 10-KSB for the most recent fiscal year ended November 30, 2005.

The results of operations and cash flows for the three months ended February 28, 2006 are not necessarily indicative of the results to be expected for the full year.

Going Concern:
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $405,862 for the three months ended February 28, 2006. At February 28, 2006, current liabilities exceed current assets by $1,569,050. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company intends to increase sales and profit margin to generate income and positive cash flow. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and four subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The subsidiaries are as follows:

The Marcellus Group, LLC - A company owned 100% by the MacReport.Net that was formed in 2004 to acquire, renovate, and lease out commercial properties. As of February 28, 2006, the Marcellus Group LLC owned eight buildings in the town of Marcellus, New York.

MacNetworks Inc. - A company owned 100% by the MacReport.Net that was formed in 2004. As of February 28, 2006, there has been no material activity in this corporation.

JA Spa, LLC - A company owned 100% by the MacReport.Net that was formed in 2005 to develop and operate a health spa. As of February 28, 2006, the spa was not yet operating.

Monolith Athletic Club, Inc. - A company owned 71% by the MacReport.Net that is the result of a merger in June 2005 of Monolith Athletic Club. LLC, a newly formed company, and Springbay Oil Company, Inc., a company that was 71% owned by the MacReport.Net Inc. Monolith Athletic Club. Inc. was formed to purchase a franchise and operate a professional soccer team in the Syracuse, New York area. As of February 28, 2006, this company had not entered into any agreements in furtherance of its business plans.

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

Selected Financial Data
	Three Months ended,
RESULTS OF OPERATIONS:	Feb. 28, 2006	Feb. 28, 2005

Total revenues	$323,798	$477,650
Net loss	$(405,862)	$(703,286)
Net loss attributable to common stockholders	$(405,862)	$(703,286)

Basic and fully diluted loss per common share	$(0.02)	$(0.04)

Weighted average common shares outstanding	17,949,165	16,637,485

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

Results of Operations

Three Months ended February 28, 2006 compared with three months ended February 28, 2005.

Overall Financial Situation. The Company had revenues of $323,798 for the three month period ended February 28, 2006, a decrease of $153,852 or 33% from the three month period ended February 28, 2005. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $96,702 for the three month period ended February 28, 2006, a decrease of $19,691 or 17% from the three month period ended February 28, 2005. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. For the three month period ended February 28, 2005, the Company had revenues of $477,650 with costs of revenues of $116,393. The Company had stockholders' equity at February 28, 2006 in the amount of $508,883, a decrease of $584,500 from the stockholders' equity at February 28, 2005 of $1,093,383. This decrease is primarily due to the net loss incurred in the last year. Selling general and administrative expenses decreased from the three month period ended February 28, 2005 by $149,221 or 42%, resulting in a loss from operations of $81,062 for the three month period ended February 28, 2006. Interest expense decreased by $18,643 for the three month period ended February 28, 2006 from $26,596 for the three month period ended February 28, 2005.

Revenues. The Company had revenues of $323,798 for the three month period ended February 28, 2006, a decrease of $153,852 or 33% from the three month period ended February 28, 2005.

Selling, General and Administrative Expenses. Selling general and administrative expenses decreased from the three month period ended February 28, 2005 by $149,221 or 42%, resulting in a loss from operations of $81,062 for the three month period ended February 28, 2006. These expenses consist primarily of employee salaries and other corporate expenses, including business development and general legal activities.

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

In October 2004, Marcellus Group, LLC, the Company's wholly owned subsidiary, borrowed one million dollars ($1,000,000) from Crown Mill Restoration Development LLC, a New York limited liability company wholly owned by V. William Lucchetti, Jr., the Company's Chief Executive Officer, Chairman of the Board of Directors and 92% shareholder of the Company, whereby Marcellus Group, LLC pursuant to a promissory note. The terms of the promissory note provide that interest accrues at a rate of eight percent (8%) and the principal and interest is payable as follows: (i) monthly installments of $25,947 (representing accrued interest and $500,000 of principal) up to and including November 1, 2006; and (ii) $500,000 payment due on November 1, 2006. Crown Mill has deferred payments due pursuant to the note for six months (until June 1, 2006).

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

As of February 28, 2006, we had $26,700 in cash and cash equivalents.

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

ITEM 3. CONTROLS AND PROCEDURES

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

Recent Sales of Unregistered Securities

None.
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

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

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

Date: April 17, 2006