Form 10KSB/A
period 2004-11-30
MACREPORT NET INC
filed 2006-04-21
CIK 1143994

__________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________

FORM 10-KSB/A

Amendment No. 2

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Year Ended November 30, 2004	Commission File No. 333-64244

_____________________________

The Macreport.net, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3584538
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 Broadhollow Road, Suite PH11, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 423-4222
Registrant’s Telephone Number

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 2 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended November 30, 2004, which amends in part the Company’s Form 10-KSB originally filed on February 28, 2005, is being filed solely for the purpose of revising the statement of cash flows within the audited financial statements.

This Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-KSB on February 28, 2005, or modify or update the disclosures therein in any way other than as required to reflect the amendment to the statement of cash flows within the audited financial statements. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-KSB on February 28, 2005. The filing of this Amendment No. 2 shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

THE MACREPORT.NET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended	Year Ended
	November 30,	November 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,244,997	$(1,036,875)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,638	12,170
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Trading securities, including unrealized
gain / (loss) of $646,064 and (4,000)	(1,148,514)	(20,500)
Accounts receivable	(14,708)
Prepaid expenses
Other current assets	(2,000)	(2,000)
Security deposits		(1,726)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(262,130)	182,784
Deferred revenue	327,930	(20,556)
Total adjustments	(1,086,784)	150,172
Net cash used in operating activities	158,213	(886,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(406,304)	(6,247)
Net cash (used in) provided by investing activities	(406,304)	(6,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in advances to stockholder		(28,167)
Proceeds from notes payable	1,097,257	776,327
Net cash provided by financing activities	1,097,257	748,160

Net increase in cash	849,166	(144,790)

Cash and cash equivalents at beginning of year	1,868	146,658

Cash and cash equivalents at end of year	$851,034	$1,868

Exhibits

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 2006.

THE MACREPORT.NET, INC. By:/s/ V. William Lucchetti, Jr. V. William Lucchetti, Jr. Chairman, Chief Executive Officer and President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

/s/ V. William Lucchetti, Jr. V. William Lucchetti, Jr.	Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer)	April 21, 2006
/s/ Adam J. Reznikoff Adam J. Reznikoff	Vice President-North American Sales and Director	April 21, 2006
/s/Kenneth T. Hutchinson Kenneth T. Hutchinson	Director	April 21, 2006