Form 10QSB/A
period 2005-08-31
MACREPORT NET INC
filed 2006-04-21
CIK 1143994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended August 31, 2005, which amends in part the Company’s Form 10-QSB originally filed on October 17, 2005, is being filed solely for the purpose of revising the information regarding controls and procedures set forth in Item 3.

This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-QSB on October 17, 2005, or modify or update the disclosures therein in any way other than as required to reflect the amendment to Item 3 set forth above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-QSB on October 17, 2005. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Date: April 21, 2006