Form 10QSB
period 2006-05-31
MACREPORT NET INC
filed 2006-07-20
CIK 1143994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                   ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended May 31, 2006

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

The number of shares of Common Stock outstanding as of May 31, 2006 was 17,949,165.

THE MACREPORT.NET, INC.

FORM 10-QSB

May 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

		Page
Item 1.

	Unaudited Consolidated Balance Sheet	3

	Unaudited Consolidated Statements of Operations	4

	Unaudited Consolidated Statements of Cash Flows	6

	Unaudited Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.	Defaults by the Company upon Its Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	18

	Signatures	19

	Certification Pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE MACREPORT.NET, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET - UNAUDITED
MAY 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,193
Marketable securities	471,261
Accounts receivable	33,697
Other current assets	16,946
Total current assets		527,097

PROPERTY AND EQUIPMENT, net		2,526,356
OTHER ASSETS
Deposits	9,571
Total other assets		9,571
Total assets		$3,063,024

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft	$48,027
Accounts payable and accrued expenses	205,335
Notes payable - current portion	127,478
Note Payable - Related Party	963,044
Due to related party	1,084,000
Deferred revenue	167,864
Total current liabilities		2,595,748

Note Payable - less current portion		282,794
Total Liabilities		2,878,542

STOCKHOLDERS' EQUITY:
Preferred stock $.0001 par value, authorized 5,000,000
shares, no shares issued	-
Common stock $.0001 par value, authorized
25,000,000 shares, 17,949,165 shares
issued and outstanding	1,795
Additional paid-in-capital	4,681,148
Deficit	(4,498,461)
Total stockholders' equity		184,482
Total liabilities and stockholders' equity		$3,063,024

See accompanying notes to consolidated financial statements.

THE MACREPORT.NET, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three months	Three months
	ending	ending
	May 31,	May 31,
	2006	2005
REVENUES	$389,967	$441,590

COST OF REVENUES	104,995	187,590
GROSS PROFIT	284,972	254,000
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	290,844	603,287

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,872)	(349,287)

OTHER INCOME (EXPENSE):
Net Rental Loss	(230,882)	(67,500)
Unrealized loss on non-marketable securities	(79,938)	(111,406)
Gain on sale of marketable securities	233	339
Interest expense	(7,965)	(36,090)
Interest income	23	65
	(318,529)	(214,592)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(324,401)	(563,879)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(324,401)	$(563,879)

LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
BASIC AND DILUTED	17,949,165	16,869,964

See accompanying notes to consolidated financial statements.

THE MACREPORT.NET, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Six months	Six months
	ending	Ending
	May 31,	May 31,
	2006	2005

REVENUES	$ 713,765	$ 919,240

COST OF REVENUES	201,697	303,983
GROSS PROFIT	512,068	615,257
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	599,002	1,060,666

LOSS BEFORE OTHER INCOME (EXPENSE)	(86,934)	(445,409)

OTHER INCOME (EXPENSE):
Net Rental Loss	(435,417)	(191,133)
Other income	-	5,000
Unrealized loss on non-marketable securities	(192,109)	(30,834)
Gain (loss) on sale of marketable securities	57	(543,486)
Interest expense	(15,918)	(62,686)
Interest income	58	1,508
	(643,329)	(821,631)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(730,263)	(1,267,040)

PROVISION FOR INCOME TAXES	-	125

NET LOSS	$(730,263)	$(1,267,165)

LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.04)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
BASIC AND DILUTED	17,949,165	16,869,964

See accompanying notes to consolidated financial statements.

THE MACREPORT.NET, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Six months	Six months
	ending	ending
	May 31,	May 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (730,263)	$ (1,267,165)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	47,560	21,747
Unrealized loss on non-marketable securities	192,109	30,834
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Trading securities	3,100	678,436
Accounts receivable	6,053	8,268
Other current assets	(10,546)	-
Deposits	(2,000)	(2,650)
Decrease in liabilities:
Accounts payable and accrued expenses	(148,240)	(27,665)
Deferred revenue	(19,358)	(274,538)
Total adjustments	68,678	434,432
Net cash used in operating activities	(661,585)	(832,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(264,963)	(1,048,477)
Net cash used in investing activities	(264,963)	(1,048,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(58,408)	-
Net proceeds from issuance of common stock	-	2,000,000
Repayments of notes payable	(3,545)	(78,491)
Advances from related party	961,000	-
Net cash provided by financing activities	899,047	1,921,509

Net (decrease) increase in cash	(27,501)	40,299

Cash and cash equivalents at beginning of period	32,694	851,034

Cash and cash equivalents at end of period	$5,193	$891,333

See accompanying notes to consolidated financial statements.

THE MACREPORT.NET, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2006 AND MAY 31, 2005

ITEM 1. NOTES TO FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of May 31, 2006, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2006 and May 31, 2005 have been prepared by us without audit. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial condition, results of operations and changes in cash flows for all interim periods have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year

Footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s form 10-KSB for the most recent fiscal year ended November 30, 2005.

The results of operations and cash flows for the three and six months ended May 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Going Concern:
5.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $730,263 for the six months ended May 31, 2006. At May 31, 2006 current liabilities exceed current assets by $2,068,651. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company intends to increase sales and profit margin to generate income and positive cash flow. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and four subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The subsidiaries are as follows:

The Marcellus Group, LLC - A company owned 100% by the MacReport.Net that was formed in 2004 to acquire, renovate, and lease out commercial properties. As of May 31, 2006, the Marcellus Group LLC owned eight buildings in the town of Marcellus, New York.

MacNetworks Inc. - A company owned 100% by the MacReport.Net that was formed in 2004. As of May 31, 2006, there has been no material activity in this corporation.

JA Spa, LLC - A company owned 100% by the MacReport.Net that was formed in 2005 to develop and operate a health spa. As of May 31, 2006, the spa was not yet operating.

Monolith Athletic Club, Inc. - A company owned 71% by the MacReport.Net that is the result of a merger in June 2005 of Monolith Athletic Club. LLC, a newly formed company, and Springbay Oil Company, Inc., a company that was 71% owned by the MacReport.Net Inc. Monolith Athletic Club. Inc. was formed to purchase a franchise and operate a professional soccer team in the Syracuse, New York area. As of May 31, 2006, this company had not entered into any agreements in furtherance of its business plans.

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

Net (loss) income per common share and per common share equivalent share

The reconciliations for the six and three months ended May 31, 2006 and May 31, 2005 are as follows:

Three Months Ended May 31, 2006	Loss	Shares	Per Share

Basic EPS	$(324,401)	17,949,165	$(0.02)
Effect of Dilutive Securities	-	-	-
Diluted EPS	$(324,401)	17,949,165	$(0.02)

Six Months Ended May 31, 2006	Loss	Shares	Per Share

Basic EPS	$(730,263)	17,949,165	$(0.04)
Effect of Dilutive Securities	-	-	-
Diluted EPS	$(730,263)	17,949,165	$(0.04)

Three Months Ended May 31, 2005	Loss	Shares	Per Share

Basic EPS	$(563,879)	17,293,041	$(0.03)
Effect of Dilutive Securities	-	-	-
Diluted EPS	$(563,879)	17,293,041	$(0.03)

	Six Months Ended May 31, 2005	Loss	Shares	Per Share

Basic EPS		$(1,267,165)	16,869,964	$(0.08)
Effect of Dilutive Securities		-	-	-
Diluted EPS		$(1,267,165)	16,869,964	$(0.08)

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

Introduction and Nature of Business

Our core strategy is to be a leading Web portal for financial professionals and business decision makers and worldwide provider of multimedia production and distribution services to corporations and other organizations. Our revenues have been generated from the sale of package services to public and private companies. The packages range from merely exposure on our web site to a comprehensive service package, including press release services and in certain cases, client exposure in national financial publications.

Selected Financial Data
              Six Months ended,
RESULTS OF OPERATIONS:                                                                    May 31, 2006 May 31, 2005

Total revenues		$713,765			$919,240
Net loss		$(730,263)			$(1,267,165)
Net loss attributable to common stockholders Basic and fully diluted loss per common share	$ $	(730,263 (0.04	) )	$ $	(1,267,165 (0.08	) )
Weighted average common shares outstanding		17,949,165			16,869,964

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

We market and sell package services to public and private companies. The packages range from merely exposure on our web site to a comprehensive service package, including press release services as well as client exposure on our website. Also, the Company purchases advertising pages from national financial publications and, within these pages, highlights its clients and information regarding such client' business. The press release services can range from a set amount of client press releases per month to unlimited.

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

Results of Operations

Three Months ended May 31, 2006 compared with three months ended May 31, 2005.

Overall Financial Situation. The Company had revenues of $389,967 for the three month period ended May 31, 2006, a decrease of $51,623 or12% from the three month period ended May 31, 2005. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $104,995 for the three month period ended May 31, 2006, a decrease of $89,595 or 44% from the three month period ended May 31, 2005. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. For the three month period ended May 31, 2005, the Company had revenues of $441,590 with costs of revenues of $187,590. The Company had stockholders' equity at May 31, 2006 in the amount of $184,482, a decrease of $345,022 from the stockholders' equity at May 31, 2005 of $529,504. This decrease is primarily due to the net loss incurred in the last year. Selling general and administrative expenses decreased from the three month period ended May 31, 2005 by $312,443 or 52%, resulting in a loss from operations of $5,872 for the three month period ended May 31, 2006. Interest expense decreased by $28,125 for the three month period ended May 31, 2006 from $36,090 for the three month period ended May 31, 2005.

Revenues. The Company had revenues of $389,967 for the three month period ended May 31, 2006, a decrease of $51,623 or 12% from the three month period ended May 31, 2005. The decrease in revenues was attributed to a decrease in the number of employees devoted to sales of the Company's products which is being addressed by management.

Selling, General and Administrative Expenses. Selling general and administrative expenses decreased from the three month period ended May 31, 2005 by $312,443 or 52%, resulting in a loss from operations of $5,872 for the three month period ended May 31, 2006. These expenses consist primarily of employee salaries and other corporate expenses, including business development and general legal activities.

Six Months ended May 31, 2006 compared with Six months ended May 31, 2005.

Overall Financial Situation. The Company had revenues of $713,765 for the six month period ended May 31, 2006, a decrease of $205,475 or 22% from the six month period ended May 31, 2005. The Company's revenues consisted mainly of the selling of the packages of its services. The Company has cost of revenues of $201,697 for the six month period ended May 31, 2006, a decrease of $102,286 or 34% from the six month period ended May 31, 2005. The Company's cost of revenues includes the costs and expenses of its vendors and subcontractors that provide services on behalf of the Company in connection with its packages of services. For the six month period ended May 31, 2005, the Company had revenues of $919,240 with costs of revenues of $303,983. The Company had stockholders' equity at May 31, 2006 in the amount of $184,482, a decrease of $345,022 from the stockholders' equity at May 31, 2005 of $529,504. This decrease is primarily due to the net loss incurred in the last year. Selling general and administrative expenses decreased from the six month period ended May 31, 2005 by $461,664 or 44%, resulting in a loss from operations of $86,934 for the six month period ended May 31, 2006. Interest expense decreased by $46,768 for the six month period ended May 31, 2006 from $62,686 for the Six month period ended May 31, 2005.

Revenues. The Company had revenues of $713,765 for the six month period ended May 31, 2006, a decrease of $205,475 or 22% from the six month period ended May 31, 2005.

Selling, General and Administrative Expenses. Selling general and administrative expenses decreased from the six month period ended May 31, 2005 by $461,664 or 44%, resulting in a loss from operations of $86,934 for the six month period ended May 31, 2006. These expenses consist primarily of employee salaries and other corporate expenses, including business development and general legal activities.

Liquidity and Capital Resources

For the period beginning October 2005 through July 2006, V. William Lucchetti, Jr., the Company's Chief Executive Officer, Chairman of the Board of Directors and 92% shareholder of the Company has loaned the Company and its subsidiaries $1,872,583 pursuant to demand notes. Pursuant to the terms of the notes, the principal accrues interest at a rate of 7.5% per annum. In March 2006, Mr. Lucchetti demanded payment of the notes. The Company renegotiated the terms of the note and entered into a amended and restated secured note in favor of Mr. Lucchetti, pursuant to the terms of the amended notes dated March 15, 2006, the obligations of the Company and its subsidiaries are secured by all of the issued and outstanding equity of Marcellus Group, LLC and Ja Spa, LLC, the Company's wholly owned subsidiaries. In May 2006, the board of directors of the Company obtained an appraisal of the market value of the properties owned by Marcellus Group. The appraisal opinion estimated the fair market value of the properties at $1,875,000. The properties are subject to a $300,000 liability. On July 1, 2006, Mr. Lucchetti demanded payment of the notes. The Company entered into a settlement agreement with Mr. Lucchetti whereby the notes were forgiven in exchange for all of the issued and outstanding equity of Marcellus Group, LLC and Ja Spa, LLC. In addition, Mr. Lucchetti has agreed to assume all of the obligations of each company (including the $300,000 liability in connection with the properties) with the exception of the note in favor of Crown Mill Restoration Development LLC which was transferred as an obligation of the Company by consent of Mr. Lucchetti, the sole owner of the Crown Mill Restoration Development, LLC.

In October 2004, Marcellus Group, LLC, the Company's wholly owned subsidiary, borrowed one million dollars ($1,000,000) from Crown Mill Restoration Development LLC, a New York limited liability company wholly owned by V. William Lucchetti, Jr., the Company's Chief Executive Officer, Chairman of the Board of Directors and 92% shareholder of the Company, whereby Marcellus Group, LLC pursuant to a promissory note. The terms of the promissory note provide that interest accrues at a rate of eight percent (8%) and the principal and interest is payable as follows: (i) monthly installments of $25,946.98 (representing accrued interest and $500,000 of principal) up to and including November 1, 2006; and (ii) $500,000 payment due on November 1, 2006. Crown Mill has deferred payments due pursuant to the note for nine months (until September 1, 2006). The note was assumed by the Company pursuant to the settlement agreement with Mr. Lucchetti.

During March, April and May 2003, pursuant to a loan restructuring of the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 120-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and other notes (as included below) with an aggregate principal amount of $97,997, the Company received an additional $355,000 from the holder of the notes who is also a shareholder of the Company. Pursuant to the restructuring, the Company issued this shareholder (the holder of the notes) a convertible promissory note with an aggregate principal amount of $752,997 plus interest accrued pursuant to the terminated notes. In addition, pursuant to the loan restructuring, the holder of the note is entitled to be issued warrants to purchase common stock of the Company in an amount to be agreed upon between the Company and such holder. The convertible note bears interest at a rate of 8% per annum with a maturity date of May 30, 2004. Pursuant to the terms of the convertible note, prior to May 30, 2004, we may convert the balance due together with accrued interest into shares of common stock. The conversion ratio is 2.50. Each of the prior notes, the $100,000 February 28, 2003 six month promissory note, the $100,000 January 14, 2002 10-day promissory note (as amended), the $100,000 November 16, 2001 60-day promissory note (as amended), and the other notes with an aggregate principal amount of $97,997, have been cancelled. As of February 28, 2006, the note holder has agreed to convert the note, however, as of the date of this report, the note has not been converted into shares of common stock of the Company.

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

As of May 31, 2006, we had $5,193 in cash and cash equivalents.

Current and Future Financing Needs

We have spent, and expect to continue to spend, substantial amounts in connection with growing our customer base. We have 38 full time employees and 46 part time employees. We do not engage any consultants.

Based on our current plans, we believe that our cash and cash equivalents and cash flows will be sufficient to enable us to meet our planned operating needs. However, the actual amount of funds we may need to operate is subject to many factors, some of which are beyond our control.
These factors include the following:

costs associated with increasing or sales and marketing team;
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
12.
13.  As of the end of the period covered by this report, the Macreport carried out an evaluation, under the supervision and with the participation of the its Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Macreport’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Macreport’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Macreport.net required to be included in the Macreport’s reports filed or submitted under the Exchange Act.

(b)	Changes in internal controls.

14.  There were no significant changes in the Macreport's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

15.  In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Debt

None

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

For the period beginning October 2005 through July 2006, V. William Lucchetti, Jr., the Company's Chief Executive Officer, Chairman of the Board of Directors and 92% shareholder of the Company has loaned the Company and its subsidiaries $1,872,583 pursuant to demand notes. Pursuant to the terms of the notes, the principal accrues interest at a rate of 7.5% per annum. In March 2006, Mr. Lucchetti demanded payment of the notes. The Company renegotiated the terms of the note and entered into a amended and restated secured note in favor of Mr. Lucchetti, pursuant to the terms of the amended notes dated March 15, 2006, the obligations of the Company and its subsidiaries are secured by all of the issued and outstanding equity of Marcellus Group, LLC and Ja Spa, LLC, the Company's wholly owned subsidiaries. In May 2006, the board of directors of the Company obtained an appraisal of the market value of the properties owned by Marcellus Group. The appraisal opinion estimated the fair market value of the properties at $1,875,000. The properties are subject to a $300,000 liability. On July 1, 2006, Mr. Lucchetti demanded payment of the notes. The Company entered into a settlement agreement with Mr. Lucchetti whereby the notes were forgiven in exchange for all of the issued and outstanding equity of Marcellus Group, LLC and Ja Spa, LLC. In addition, Mr. Lucchetti has agreed to assume all of the obligations of each company (including the $300,000 liability in connection with the properties) with the exception of the note in favor of Crown Mill Restoration Development LLC which was transferred as an obligation of the Company by consent of Mr. Lucchetti, the sole owner of the Crown Mill Restoration Development, LLC.

Convertible promissory notes totaling $119,980 bear interest at a rate of 8% per annum with maturity dates that have expired. Pursuant to the terms of the convertible notes, if the Company does not prepay the notes prior to their expiration, on the expiration date, the Company may convert the balance due together with accrued interest into shares of the Company's common stock. The conversion ratio for these notes is the greater of : (i) the amount that is equal to the product of the closing bid price per share for the Common Stock, as reported on the over-the-counter electronic bulletin board, or such other public market that the Company’s Common Stock is then traded and seventy-five percent (75%); and (ii) 3.50. The Company is currently in negotiations with these note holders with respect to the conversion of notes into common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 31.1	Certification of V. William Lucchetti pursuant to Rule 13-14(a) and Item 307 of Regulation SB

Exhibit 32.1	Certification by V. William Lucchetti Pursuant to the 18 U.S.C. Section
1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K)

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACREPORT.NET, INC.
(Registrant)

By /s/ Vito W. Lucchetti, Jr.
Vito W. Lucchetti, Jr.
Chairman, Chief Executive Officer and President (Principal Executive Officer and Principal Accounting and Financial Officer)
Date: July 20, 2006