Form 10-Q
period 2024-02-29
MACREPORT NET INC
filed 2024-04-10
CIK 1143994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-32823

THE MACREPORT.NET, INC.
(Exact name of registrant as specified in its charter)

Wyoming	11-3584538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1604 Capitol Avenue, Suite 310 A278

Cheyenne, WY 82001

Phone: (315) 567-6946

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MRPT	OTCMarkets Pink Sheets

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

NUMBER OF SHARES OUTSTANDING OF THE COMPANY’S COMMON STOCK AS OF FEBRUARY 29, 2024: 17,960,633.

2

THE MACREPORT.NET, INC. QUARTERLY REPORT FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024 and 2023 (Unaudited) Index

Condensed Consolidated Unaudited Financial Statements	F-2
Condensed Consolidated Unaudited Balance Sheet as at February 29, 2024 and November 30, 2023	F-2
Condensed Consolidated Unaudited Statement of Operations for the Three Months Ended February 29, 2024 and 2023	F-3
Condensed Unaudited Statement of Changes in Stockholders' Equity for the Three Months Ended February 29, 2024 and Year Ending November 30, 2023	F-4
Condensed Consolidated Unaudited Statement of Cash Flow for the Three Months Ended February 29, 2024 and 2023	F-5
Notes to the Condensed Consolidated Unaudited Financial Statements	F-6

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

THE MACREPORT.NET, INC.

Condensed Consolidated Unaudited Financial Statements

Balance Sheet

	Notes	As at February 29, 2024	As at November 30, 2023
ASSETS
Current assets
Cash and cash equivalents	2	$-	$-
Other current assets		-	-

TOTAL ASSETS		$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses		$800	$1,000
Related party loans & notes payable, short-term or current	6	17,400	16,400

TOTAL LIABILITIES		$18,200	$17,400

STOCKHOLDERS' DEFICIT
Preferred stock Series A: par value $0.0001, 5,000,000 authorized and none issued and outstanding at February 29, 2024 and November 30, 2023	4	-	-
Common stock: par value $0.0001, 25,000,000 authorized and 17,960,633 issued and outstanding at February 29, 2024 and November 30, 2023	4	1,796	1,796
Additional paid-in capital		4,681,148	4,681,148
Accumulated deficit		(4,701,144)	(4,700,344)

TOTAL STOCKHOLDERS' DEFICIT		(18,200)	(17,400)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$-	$-

See accompanying notes to these condensed consolidated unaudited financial statements.

THE MACREPORT.NET, INC.
Condensed Consolidated Unaudited Financial Statements
Statement of Operations

	Three Months Ended
	February 29,
	2024	2023
Revenues	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Selling, general & administrative expenses	800	1,000
Bad debt provision	-	-
Depreciation & amortization	-	-

Total operating expenses	800	1,000

Loss from operations	(800)	(1,000)

Other income (expenses)
Other income (expenditure) net	-	-

Loss before income taxes	$(800)	$(1,000)

Provision for income taxes	-	-

Net loss	(800)	$(1,000)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	17,960,633	17,960,633

See accompanying notes to these condensed consolidated unaudited financial statements.

THE MACREPORT.NET, INC.

Condensed Consolidated Unaudited Financial Statements

Statement of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Surplus
	Number	Value	Number	Value	Capital	(Deficit)	Total
Balance b/f as at December 1, 2022	-	$-	17,960,633	$1,796	$4,681,148	$(4,696,544)	$(13,600)

Net loss, year ending November 30, 2023	-	-	-	-	-	(3,800)	(3,800)

Balance b/f December 1, 2023	-	$-	17,960,633	$1,796	$4,681,148	$(4,700,344)	$(17,400)

Net loss, three months ended February 29,	-	-	-	-	-	(800)	(800)

Balance c/f as at February 29, 2024	-	$-	17,960,633	$1,796	$4,681,148	$(4,701,144)	$(18,200)

See accompanying notes to these condensed consolidated unaudited financial statements.

THE MACREPORT.NET, INC.

Condensed Consolidated Unaudited Financial Statements

Statement of Cash Flow

	Three Months Ended February 29
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(800)	$(1,000)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock issued for services	-	-
Financing costs	-	-
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	(200)	(200)
Other current assets	-	-

NET CASH (USED IN) OPERATING ACTIVITIES	(1,000)	(1,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of tangible assets	-	-
Sale (purchase) of intangible assets	-	138,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	138,000

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	1,000	1,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	1,200

NET INCREASE IN CASH	-	138,000

Cash, beginning of period	-	-

Cash, end of period	$-	$138,000

See accompanying notes to these condensed consolidated unaudited financial statements.

THE MACREPORT.NET, INC.

Condensed Consolidated Unaudited Financial Statements

Notes For the Three Months Ended February 29, 2024 and 2023

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

The accompanying consolidated financial statements include The MacReport.Net, Inc. (the “Company”, “we” or “us”), a Wyoming corporation, its wholly-owned subsidiaries and any majority controlled interests.

The MacReport.Net, Inc. was incorporated as a Delaware corporation in December 2000, when it also commenced operations. The Company is a financial technology company that provides digital asset management and trading services.

To date, our activities have been devoted to negotiating the acquisition of technology and recruiting the team members to develop the technology and infrastructure necessary to launch our macXcoin digital asset exchange.

We plan to offer spot trade of digital assets in dollar-denominated currency. We will not offer futures or other derivatives to hedge against price change or other volatility indicators. We will focus primarily on the trading of digital assets that have already been declared non securities by the SEC. Future listing of additional digital assets will be subject to review and approval by the SEC.

We plan to create a mechanism which will provide for compliant clearing, settlement, custody and control of SST crypto-securities that addresses the issues raised by the Joint Statement with software to be developed to comply with the custody and control requirements of Exchange Act Rule 15c3-3(c)(7). We plan to either enter into a clearing arrangement with a capable clearing firm or form a new subsidiary to become a clearing broker dealer filing the necessary new member application for a new digital clearing firm with FINRA. We plan to construct the necessary infrastructure to meet broker-dealer recordkeeping obligations under Exchange Act Rule 17(a)(3) and related rules and regulations.

There is no assurance that we will be able to secure the necessary approvals by SEC and FINRA to execute these plans.

On June 21, 2021, the Company redomiciled to Wyoming from Delaware.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared for The MacReport.Net, Inc. in accordance with accounting principles generally accepted in the United States of America (US GAAP), with all numbers shown in US Dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included. The financial statements include acquired subsidiaries, as discussed below, and include all consolidation entries required to include those subsidiaries.

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

Cash and Cash Equivalents

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as at February 29, 2024 or November 30, 2023.

Income Taxes

Income taxes are provided in accordance with the FASB Accounting Standards (ASC 740), Accounting for Income Tax. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Any deferred tax expense (benefit) resulting from the net change during the year is shown as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it was more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per unit is calculated in accordance with Codification topic 260, “Earnings per Share” for the periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because the shares of common stock equivalents have not been included in the per share calculations as such inclusion would be anti-dilutive. Diluted earnings per share is based on the assumption that all dilutive stock options, warrants and convertible debt are converted or exercised applying the treasury stock method. Under this method, options, warrants and convertible debt are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of common stock at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect during periods of net profit only when the average market price of the units during the period exceeds the exercise or conversion price of the items.

Stock Based Compensation

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the Company and will expense share-based costs in the period incurred. The Company has not yet adopted a stock option plan and all share-based transactions and share based compensation has been expensed in accordance with the codification guidance.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”. Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re- measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments when it has determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying shares of common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares of common stock based upon the differences between the fair value of the underlying shares at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event not within the entity’s control could require net cash settlement, then the contract shall be classified as an asset or a liability.

Fair Value of Financial Instruments

We adopted the guidance of ASC-820 for fair value instruments, which clarifies the definition of fair value, prescribes methods for determining fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value, as follows:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2

Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3

Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair value based on the short- term maturity of these instruments. We did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting guidance as at February 29, 2024 or November 30, 2023.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Derivative Liabilities

Derivative financial instruments consist of convertible instruments and rights to shares of the Company's common stock. The Company assessed that it had no derivative liabilities as at February 29, 2024 or November 30, 2023.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirement of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.

The Company has a limited operating history and had a cumulative net loss from inception to February 29, 2024 of $4,701,144. The Company has a working capital deficit of $18,200 as at February 29, 2024.

These financial statements for the three months ended February 29, 2024 have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to generate future profits and/or obtain necessary financing to meet its obligations as they come due.

The management has committed to an aggressive growth plan for the Company. The Company’s future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

NOTE 4. CAPITAL STOCK

As at February 29, 2024 and November 30, 2023, the Company was authorized to issue Preferred Stock and Common Stock as detailed below.

Preferred Stock

At February 29, 2024 the Company had authorized Preferred Stock in one designation totaling 5,000,000 shares:

Preferred Stock Series A

The Company is authorized to issue 5,000,000 shares of Series A, with a par value of $0.0001 per share. As at December 1, 2021, the Company had no shares of Series A preferred stock issued and outstanding.

No further shares of preferred stock Series A have been issued since.

As at February 29, 2024, the Company had no shares of Preferred Stock issued or outstanding.

Common Stock

As at February 29, 2024, the Company is authorized to issue up to 25,000,000 shares of Common Stock with par value $0.0001.

As at December 1, 2022, the Company had 17,960,633 shares of Common Stock issued and outstanding.

As at February 29, 2024, there were 17,960,633 shares of Common Stock issued and outstanding.

NOTE 5. INCOME TAXES

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken from year ended December 31, 2015 tax return onwards. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Company adopted this interpretation effective on inception.

For the year ended November 30, 2023, the Company had available for US federal income tax purposes net operating loss carryovers of $4,683,944, all of which will expire by 2043.

The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

	February 29, 2024	November 30, 2023
Statutory federal income tax rate	21.00%	21.00%
Statutory state income tax rate	0.00%	0.00%
Valuation allowance	(21.00%)	(21.00%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets result principally from the following:

Deferred Tax Assets (Gross Values)	February 29, 2024	November 30, 2023
Net operating loss carry forward	$(4,701,144)	$(4,700,344)
Less valuation allowance	4,701,144	4,700,344
Net deferred tax asset	$-	$-

NOTE 6. RELATED PARTY TRANSACTIONS

There were related party transactions during the three months ended February 29, 2024 and the year ending November 30, 2023.

During these periods, the CEO funded various expenses on behalf of the Company with these amounts shown on the balance sheet as due for repayment.

NOTE 7. SUBSEQUENT EVENTS

The Company believes there were no events to report subsequent to February 29, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations together with our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report. This discussion contains forward-looking statements reflecting our current expectations, whose actual outcomes involve risks and uncertainties. Actual results and the timing of events may differ materially from those stated in or implied by these forward-looking statements due to a number of factors. Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

Overview

The MacReport.Net, Inc. was incorporated as a Delaware corporation in December 2000, when it also commenced operations. The Company is a financial technology company that provides digital asset management and trading services.

To date, our activities have been devoted to negotiating the acquisition of technology and recruiting the team members to develop the technology and infrastructure necessary to launch our macXcoin digital asset exchange.

We plan to offer spot trade of digital assets in dollar-denominated currency. We will not offer futures or other derivatives to hedge against price change or other volatility indicators. We will focus primarily on the trading of digital assets that have already been declared non securities by the SEC. Future listing of additional digital assets will be subject to review and approval by the SEC.

We plan to create a mechanism which will provide for compliant clearing, settlement, custody and control of SST crypto-securities that addresses the issues raised by the Joint Statement with software to be developed to comply with the custody and control requirements of Exchange Act Rule 15c3-3(c)(7). We plan to either enter into a clearing arrangement with a capable clearing firm or form a new subsidiary to become a clearing broker dealer filing the necessary new member application for a new digital clearing firm with FINRA. We plan to construct the necessary infrastructure to meet broker-dealer recordkeeping obligations under Exchange Act Rule 17(a)(3) and related rules and regulations.

There is no assurance that we will be able to secure the necessary approvals by SEC and FINRA to execute these plans.

On June 21, 2021, the Company redomiciled to Wyoming from Delaware.

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included in operating results for the Company for the year ending November 30, 2023. The balance sheet as of February 29, 2024 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Company’s financial statements and notes thereto. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Summary of Results

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when all of the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured. At this time the company is in a reorganization phase and has minimal to no revenue.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, derivative liabilities, and loans payable. The carrying values of the financial instruments approximate their fair value due to the short-term nature of these instruments. The fair values of the loans payable have interest rates that approximate market rates.

Derivative Instruments

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible notes payable, that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 815-15, Embedded Derivatives, and guidance provided by the SEC Staff, the Company accounts for these embedded features as a derivative liability or equity at fair value.

The recognition of the fair value of the derivative instrument at the date of issuance is applied first to the debt proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument and amortized to interest expense over the life of the debt instrument. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist of bank deposits. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

The Company will bill its customers after its products are shipped. The Company bases its allowance for doubtful accounts on estimates of the creditworthiness of customers, analysis of delinquent accounts, payment histories of its customers and judgment with respect to the current economic conditions. The Company generally does not require collateral. The Company believes the allowances are sufficient to cover uncollectible accounts. The Company reviews its accounts receivable aging on a regular basis for past due accounts and writes off any uncollectible amounts against the allowance.

Property and Equipment

None at present.

Property and equipment is recorded at cost less accumulated depreciation. Replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

None at present.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with Accounting Standards Codification (“ASC”) 360-10-35-15 Impairment or Disposal of Long-Lived Assets, recoverability is measured by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset.

Current Plan of Operations

We have not commenced operations. To date, our activities have been devoted to negotiating the acquisition of technology and recruiting the team members to develop the technology and infrastructure necessary to launch our macXcoin digital asset exchange. It is possible that we may not raise sufficient capital to fund our development efforts and launch said digital asset exchange.

We plan to offer spot trade of digital assets in dollar-denominated currency. We will not offer futures or other derivatives to hedge against price change or other volatility indicators.

We plan to focus primarily on the trading of digital assets that have already been declared non securities by the SEC. Future listing of additional digital assets will be subject to review and approval by the SEC.

We plan to submit the following digital assets for the initial review of their status as non-securities by the SEC:

•	Bitcoin
•	Bitcoin Cash
•	Bitcoin Gold
•	Litecoin
•	Dogecoin
•	Dash
•	Peercoin

We will not be engaging in the development of proprietary blockchain technologies. We will not be creating our own token or macXcoin-branded digital asset.

We will not be trading stablecoins.

Company Growth Strategy

We plan to create a mechanism which will provide for compliant clearing, settlement, custody and control of SST crypto-securities that addresses the issues raised by the Joint Statement with software to be developed to comply with the custody and control requirements of Exchange Act Rule 15c3-3(c)(7). We plan to either enter into a clearing arrangement with a capable clearing firm or form a new subsidiary to become a clearing broker dealer filing the necessary new member application for a new digital clearing firm with FINRA. We plan to construct the necessary infrastructure to meet broker-dealer recordkeeping obligations under Exchange Act Rule 17(a)(3) and related rules and regulations.

There is no assurance that we will be able to secure the necessary approvals by SEC and FINRA to execute these plans.

Credit Facilities

As of February 29, 2024, the Company had no loans or notes payable, accrued expenses of $800 and we owed our CEO $17,400 for payment of expenses. Other than the foregoing, and to vendors and service providers in the ordinary course of our business, we do not have any other credit facilities or other access to bank credit.

Off-Balance Sheet Arrangements

The Company does not have any derivative financial instrument or other off-balance sheet arrangements.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management, in consultation with its legal counsel as appropriate, assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company, in consultation with legal counsel, evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Litigation

From time to time, we may become the subject of litigation that is incurred in the ordinary course of its business. However, to date, we have not been made aware of any actual, pending or threatened litigation against the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of our business, we are not exposed to market risk of the sort that may arise from changes in interest rates or foreign currency exchange rates, or that may otherwise arise from transactions in derivatives.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer of the Company concluded that the Company’s disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

(a)   The Company has limited segregation of duties amongst its employees with respect to the Company’s control activities. This deficiency is the result of the Company’s limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

(b)   The Company’s has a limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the composition of the Board of Directors.

Changes in Internal Control over Financial Reporting.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions in the ordinary course of business.  We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors.

Pursuant to Item 503 of Regulation S-K, smaller reporting companies are not required to provide Risk Factor disclosure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit
Number	Exhibit Description

31.1/31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1/32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2024.

MACREPORT.COM, INC.

By:	/s/ V. William Lucchetti
Name:	V. William Lucchetti
Title:	Chief Executive Officer and Chief Financial Officer

